Form 10-Q
period 1996-03-31
CROP GROWERS CORP
filed 1996-05-15
CIK 921584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                 TO
                                    ---------------    ----------------

                        COMMISSION FILE NUMBER:  0-23830

                            CROP GROWERS CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                     81-0491497
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

201 CROP GROWERS DRIVE
GREAT FALLS, MONTANA                         59401
(Address of principal executive offices)     (zip code)

                                 (406) 791-3418
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                       ---------     ---------

The number of shares outstanding of the registrant's common stock on May 1, 1996 was 8,149,131 shares.

                            CROP GROWERS CORPORATION

                                    FORM 10-Q
                          Quarter ended March 31, 1996

                                      INDEX


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

               Consolidated Balance Sheets as of March 31, 1996 (unaudited)
                  and December 31, 1995                                        3

               Consolidated Statements of Income (unaudited) for the Three
                  Months Ended March 31, 1996 and March 31, 1995               4

               Consolidated Statements of Cash Flows (unaudited) for the
                  Three Months Ended March 31, 1996 and March 31, 1995         5

               Notes to Unaudited Consolidated Financial Statements            6

Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    8


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   15

Item 2.   Changes in Securities                                               15

Item 3.   Defaults Upon Senior Securities                                     15

Item 4.   Submission of Matters to a Vote of Security Holders                 15

Item 5.   Other Information                                                   15

Item 6.   Exhibits and Reports on Form 8-K                                    15


SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. Financial Statements.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          MARCH 31,        DECEMBER 31,
                                                            1996              1995
                                                         (UNAUDITED)
ASSETS                                                   -----------       ------------
Investments:
  Fixed maturities, held to maturity                    $  2,310,736       $  2,311,177
  Fixed maturities, available for sale                     5,800,774          5,838,391
  Equity securities, available for sale                    1,828,766          1,757,540
                                                        ------------         ----------
    Total investments                                      9,940,276          9,907,108

Cash and cash equivalents                                    636,486          6,980,570
Premiums receivable, net                                 187,894,210         73,870,654
Prepaids and other assets                                  3,819,240          8,556,765
Reinsurance balances receivable                           95,460,926         31,779,006
Property and equipment, net                               12,432,542         11,687,066
Intangible assets, net                                     9,115,270          9,264,662
                                                        ------------       ------------
                                                        $319,298,950       $152,045,831
                                                        ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Premiums and commissions payable                        $ 72,411,316       $ 23,572,783
Accounts payable and other liabilities                    17,003,058          8,183,036
Loss reserves                                             85,341,565         21,726,157
Reinsurance balances payable                              86,860,418         17,787,552
Note payable to bank                                       2,908,639         32,245,539
Long-term debt                                             3,838,477          4,188,540
                                                        ------------       ------------
    Total liabilities                                   $268,363,473       $107,703,607

Stockholders' equity:
  Preferred stock (par value $.01):
    10,000,000 shares authorized;
    none issued and outstanding                                   --                 --
  Common stock (par value $.01):
    40,000,000 shares authorized;
    8,149,131 and 8,172,581 shares issued and
    outstanding at March 31, 1996 and
    December 31, 1995, respectively                           81,491             81,726
  Paid-in capital                                         37,856,739         38,244,567
  Retained earnings                                       12,854,499          5,881,973
  Unrealized appreciation of fixed maturity
    investments available for sale, net of taxes             205,248            208,958
  Unearned compensation                                      (62,500)           (75,000)
                                                        -------------      -------------
    Total stockholders' equity                          $ 50,935,477       $ 44,342,224

  Contingencies
                                                        -------------      -------------
                                                        $319,298,950       $152,045,831
                                                        =============      =============


See accompanying notes to unaudited consolidated financial statements.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                               MARCH 31,       MARCH 31,
                                                 1996            1995
                                               ---------       ---------
Revenues:
  Service fees                             $  66,272,697     $ 49,164,958
  Software and hardware sales                    663,251          254,664
  Premiums earned and other income               116,769          350,494
  Investment income                              561,512          461,820
                                           -------------     ------------
    Total revenues                            67,614,229       50,231,936

Expenses:
  Agent commissions and other direct costs    46,280,011       35,477,069
  Cost of software and hardware sales            347,206           68,496
  Losses incurred and other expense               97,407          199,004
  General and administrative expense           7,705,344        5,416,609
  Depreciation expense                           423,297          281,032
  Amortization expense                           451,239          199,074
  Interest expense                               834,037          270,917
                                           -------------     ------------
    Total expenses                            56,138,541       41,912,201
                                           -------------     ------------

    Income before income taxes                11,475,688        8,319,735
    Income taxes                              (4,503,163)      (3,141,291)
                                           -------------     ------------
    Net income                             $   6,972,525     $  5,178,444
                                           =============     ============
    Net income per common share            $         .84     $        .63
                                           =============     ============
    Weighted average common shares
      outstanding                              8,348,429        8,284,069
                                           =============     ============


See accompanying notes to unaudited consolidated financial statements.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                          MARCH 31,         MARCH 31,
                                                            1996               1995
                                                          ---------         ---------
Operating activities:
  Net income                                          $   6,972,525      $  5,178,444
  Adjustments to reconcile net income to
    net cash provided by (used by)
    operating activities:
    Depreciation                                            423,297           281,032
    Amortization                                            451,239           199,074
    Other changes:
     Premiums receivable                               (114,023,552)      (84,322,369)
     Premiums and commissions payable                    28,221,592        25,942,662
     Accounts payable and other liabilities               8,822,382        25,397,299
     Loss reserves                                       63,615,408        15,928,179
     Reinsurance balances receivable                    (63,681,920)      (15,928,179)
     Reinsurance balances payable                        69,072,866        15,928,179
     Prepaids and other assets                            4,440,964         5,025,661
                                                      --------------     -------------
  Net cash provided by (used by) operating activities     4,314,801        (6,370,018)

Investing activities:
  Decrease in company financed premiums                  20,616,941        20,304,821
  Purchases of equity securities - available for sale      (575,793)               --
  Purchases of fixed maturity securities -
    available for sale                                           --        (7,328,671)
  Proceeds from sale of equity securities -
    available for sale                                      570,613                --
  Maturities of fixed maturity securities -
    available for sale                                           --         6,119,008
  Capitalization of intangible assets, including
    acquisitions of businesses                              (26,847)         (425,406)
  Purchase of property and equipment                     (1,168,773)       (1,748,513)
                                                      --------------     -------------
Net cash provided by investing activities                19,416,141        16,921,239

Financing activities:
  Net repayments of note payable to bank                (29,336,900)      (13,557,000)
  Proceeds from issuance of long-term debt                   20,034         1,991,092
  Repayments on long-term debt                             (370,097)         (367,369)
  Repurchase of common stock                               (394,063)               --
  Issuance of common stock                                    6,000                --
                                                      --------------     -------------
  Net cash used by financing activities                 (30,075,026)      (11,933,277)
                                                      --------------     -------------

  Net decrease in cash and cash equivalents              (6,344,084)       (1,382,056)
  Cash and cash equivalents, beginning of quarter         6,980,570         2,975,363
                                                      --------------     -------------
  Cash and cash equivalents, end of quarter           $     636,486      $  1,593,307
                                                      ==============     =============


See accompanying notes to unaudited consolidated financial statements.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    QUARTERLY PRESENTATION

     The unaudited consolidated financial statements have been prepared by Crop Growers Corporation (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. Results of operations for interim periods are not indicative of results of operations to be expected for the full year ending December 31, 1996. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and related notes in the Company's Form 10-K for the year ended December 31, 1995, as amended.

     In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of March 31, 1996 and December 31, 1995, and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995.


2.   RECONCILIATION OF STOCKHOLDERS' EQUITY           1996           1995
                                                      ----           ----

     Balance at January 1                         $44,342,224    $38,668,720
       Net income                                   6,972,525      5,178,444
       Change in unrealized appreciation of
         fixed maturity and equity investments,
         net of taxes                                  (3,710)       268,465
       Restricted stock compensation earned            12,500         12,500
       Exercise of stock options                        6,000             --
       Repurchase of Common stock                    (394,062)            --
                                                  -----------    -----------
     Balance at March 31                          $50,935,477    $44,128,129
                                                  ===========    ===========

3.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amounts of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the assets carrying value is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The adoption did not have a significant effect on the financial position or results of operations of the Company.

4.   RELOCATION OF CORPORATE HEADQUARTERS

     On March 28, 1996, the Company announced that it will take steps to relocate its headquarters and main office to Overland Park, Kansas. The Company intends to begin relocation efforts in the second quarter and anticipates substantial completion of these efforts by the end of 1996. At March 31, 1996, the Company was in the process of determining all significant actions to be taken in order to complete the relocation efforts, including identifying the number of employees that will relocate. These amounts will be charged to expense when determined and communicated. The benefit arrangements for employees whose jobs will not be relocated or whose jobs will be eliminated in the relocation had not been determined or communicated at such date. Amounts incurred as part of the relocation will be charged to expense when incurred.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     No amounts have been charged to expense in the three months ended March 31, 1996.

5.   LEGAL MATTERS

     INDEPENDENT COUNSEL INVESTIGATION. On February 26, 1996, the Company announced that it is a target of the investigation being conducted by the Independent Counsel appointed to investigate matters relating to former Secretary of Agriculture Mike Espy. The investigation relates to alleged violations of federal election and other laws in connection with contributions made to the 1993 Congressional primary campaign of Henry Espy, brother of Mike Espy. The Company and certain of its employees have received and responded to subpoenas to provide documents and testimony to the Independent Counsel. The Company's Chief Executive Officer and President John Hemmingson and its Executive Vice President Gary Black are also targets of the investigation. Neither the Company nor any director, officer or employee of the Company has been charged in connection with the investigation. The Company has formed a special committee (the "Special Committee") consisting of outside directors of the board of directors to review matters related to the investigation. The Special Committee has authority and discretion to take any and all appropriate actions relating to the investigation.

     The Company intends to vigorously defend against the allegations which are being considered by the Independent Counsel. Although the ultimate outcome of the investigation cannot be determined, if criminal or other proceedings are instituted against the Company as a result of the investigation, and the outcome were unfavorable, the Company could be subject to substantial monetary fines and other sanctions, including state insurance regulatory issues and the possibility that events involving the Independent Counsel's investigation could affect the Company's ability to continue to participate in the federal MPCI program. Any such result could have a material adverse effect on the Company, its results of operations, financial position or liquidity. No provision for any liability that may result from events relating to the Independent Counsel's investigation has been made in the Company's Consolidated Financial Statements.

     SHAREHOLDER LITIGATION. On May 22, 1995, a complaint in an action entitled JEANNE M. WEILEIN VS. JOHN HEMMINGSON, GARY BLACK AND CROP GROWERS CORPORATION (CIV. NO. 95-58-GF-PGH) was filed in the United States District Court for the District of Montana. On May 26, 1995, a complaint in an action entitled SANDRA L. ING. VS. JOHN HEMMINGSON, GARY BLACK AND CROP GROWERS CORPORATION (CIV. NO. 95-59-GF-PGH) was filed in the same court. Each suit was filed by one shareholder of the Company as a class action on behalf of all persons who purchased the Company's common stock between February 13, 1995 and May 16, 1995. Except for the identities of the named plaintiffs, the complaints are identical in all respects. The two suits have been consolidated by the court into a single action entitled IN RE CROP GROWERS SECURITIES LITIGATION (CIV. NO. 95-58-GF-PGH). The complaint alleges, among other things, that the Company made false and misleading statements in publicly filed or disseminated documents to inflate artificially the price of its common stock. The complaint seeks compensatory damages for the class. The plaintiffs have moved the District Court for an order certifying the case as a class action and the Company has moved for an order dismissing the complaint in its entirety and staying discovery pending a decision of the Company's motion to dismiss. The District Court referred both matters to a United States Magistrate Judge for recommended decision. While the Magistrate Judge permitted discovery on non-parties to proceed, he stayed discovery between the parties pending final decision on the Company's motion to dismiss. On March 20, 1996, the Magistrate Judge issued a Report and Recommendation granting the plaintiffs' motion for class certification and issued an Order denying defendants' motion to dismiss. The Company has filed objections to the Magistrate's Report and Recommendation and appealed his Order to the District Court.

     The Company considers the claims made in the complaint to be without merit and intends to continue to vigorously defend against them. However, an unfavorable decision in this case would likely have a material adverse effect on the Company's financial condition, results of operations and liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company operates principally in three business segments:

     Agency operations: Servicing of multi-peril crop insurance ("MPCI"), crop hail insurance and other insurance products underwritten by third party insurance companies as well as its own property and casualty insurance subsidiaries.

     Software operations: Development, marketing, and sale of proprietary software and related products to agents, farmers, and others.

     Insurance operations: Underwriting of premiums by the Company's property and casualty insurance subsidiaries and the developing of risk management strategies for all premiums serviced by the Company.

The sources of revenues and the related expenses for each of these segments are described below.

                                         03/31/96           03/31/95
                                         --------           --------
     REVENUES

     Agency operations                 $67,212,193        $48,907,455
     Software operations                 3,062,346          2,460,607
     Insurance operations                1,075,766            458,654
     Corporate operations                  257,097            156,996
     Investment income                     561,512            461,820
     Less intercompany revenues         (4,554,685)        (2,213,596)
                                       -----------        -----------
       Total revenues                  $67,614,229        $50,231,936
                                       ===========        ===========

     INCOME BEFORE TAXES

       Agency operations               $11,751,214        $ 8,131,172
       Software operations               1,348,150          1,049,964
       Insurance operations                545,551            227,018
       Corporate operations             (2,730,740)        (1,550,239)
       Investment income                   561,512            461,820
                                       -----------        -----------
       Total income before taxes       $11,475,688        $ 8,319,735
                                       ===========        ===========


AGENCY OPERATIONS

SERVICE FEES

     The Company's agency operations revenues include service fees related to MPCI and crop hail, and excess loss adjusting expense reimbursement related to MPCI premiums serviced.

     For MPCI buy-up coverage, the Company is entitled to the expense reimbursement payable by the Federal Crop Insurance Corporation (the "FCIC"). This expense reimbursement is passed through to the Company under its MPCI contracts with third party insurance companies and is paid directly to the Company for MPCI premiums underwritten by its property and casualty insurance subsidiaries. For the 1996 and 1995 crop years, the expense reimbursement for buy-up coverage has been established by the FCIC at 31%.

     For MPCI basic coverage, the Company retains a portion of the administrative fee paid by the insured and receives an amount for loss adjusting expenses (regardless of the loss experience of the insureds), which amounts are passed through or paid directly to the Company under its MPCI contracts. For basic coverage, the administrative fee is up to the first $100 of the administration fee paid by the insured and the loss adjusting expense reimbursement is equal to 4.7% of an imputed premium.

     The expense reimbursement level for the 1997, 1998 and 1999 crop years for buy-up coverage is limited under the Federal Crop Insurance Reform Act of 1994 (the "Reform Act") to levels not to exceed 29%, 28% and 27.5%, respectively. Because MPCI service fees are directly related to the expense reimbursement established by the FCIC, the Company's future MPCI service fees will be affected by the reduction in the level of expense reimbursement. In the past, the impact of FCIC expense reimbursement level reductions on the Company's net earnings has been minimized because the Company has reduced its agents' commissions in order to minimize the impact on its margin on MPCI business. MPCI agent commissions vary by agent depending on such factors as the volume of premium produced by the agent, whether or not the agent is responsible for any direct costs and other competitive factors. The Company is negotiating with agents regarding reduced commissions on buy-up coverage to offset the impact of the expense reimbursement to be paid by the FCIC in the 1997 crop year. In addition, while the Reform Act contains a directive to the FCIC to alter program procedures and administrative requirements to reduce the administrative and operating costs of private insurance companies participating in the MPCI program in an amount that corresponds to the reduction in the expense reimbursement rate, there can be no assurance that this will be the case or that the Company's actual costs will not exceed the expense reimbursement rate.

     Under its MPCI contracts, the Company is also entitled to receive any excess loss adjustment expense reimbursement from the FCIC. The FCIC pays contracting insurance companies an amount up to 4% of premium on buy-up coverage for excess loss adjusting expenses on such coverage if loss ratios on the Company's total book of MPCI business, by state and by risk retention fund, are in excess of the ratios established by the FCIC. Generally, the excess loss adjustment expense reimbursement increases as the loss ratio increases. Under basic coverage policies, the FCIC pays contracting insurance companies an amount up to 1.7% of the imputed premium for excess loss adjusting expenses in the event loss ratios on the overall book of basic coverage are in excess of loss ratios established by the FCIC.

     The Company's service fees related to crop hail insurance are a percentage of the premiums serviced for third party insurance companies.

AGENT COMMISSIONS AND OTHER DIRECT COSTS

     Agent commissions and other direct costs related to marketing and servicing MPCI are obligations of the Company and, accordingly, are reflected as expenses of the Company. Additionally, agent commissions and other direct costs on crop hail insurance are generally direct obligations of the Company and, therefore, are reflected as expenses of the Company. Under the Company's crop hail contract with CNA Insurance Companies ("CNA"), agent commissions and other direct costs, except loss adjusting expense, are the direct obligations of CNA and, therefore are not reflected as an expense of the Company.

     Other direct costs include overwrite fees payable to third party insurance companies, loss adjusting expenses, premium taxes on crop hail insurance, bureau fees and other costs. These costs, except for loss adjusting expense, vary proportionally with the amount of premiums serviced. The Company's overwrite fees are negotiated with such companies and are generally based on the amount of premiums serviced. Overwrite fees are reduced as a percentage of the Company's overall premium serviced to the extent its property and casualty insurance subsidiaries are utilized to underwrite a portion of premiums serviced by the Company.

     Loss adjustment expenses are based on management's estimate of all Company adjusting costs to settle claims incurred or to be incurred on policies on which revenue has been recognized. The estimate is continuously reviewed and variances, if any, in estimated versus actual amounts are reflected in current operations. In some instances, agents are responsible for loss adjusting expenses or other direct costs associated with policies sold by them, and those agents generally receive higher commissions in return for the assumption of those direct costs. Bureau fees are fees charged by NCIS for providing rates and procedures required to be used by the FCIC.

RECOGNITION OF SERVICE FEES AND DIRECT COSTS

     Crop Growers recognizes service fees from MPCI policies and the related direct costs as of the sales closing date for the particular policy. The sales closing date, which is established by the FCIC, is the date on which coverage for a crop must be bound or renewed by the policyholder and when substantially all required services relating to placing the insurance have been rendered by the Company. Unless canceled by the farmer, policies in place from the prior year automatically renew on the same terms on the sales closing date. Since sales closing dates precede the date on which farmers plant their insured crop, MPCI coverage and related premiums are estimated by the Company until the farmer subsequently submits his or her report on actual acreage planted. The effects of changes in such estimated premiums are included in the results of operations in the period in which the estimates are changed.

     For crop hail insurance, service fees are recognized when the insurance coverage is accepted by the insurance company, which is concurrent with the completion of substantially all services required by the Company. Direct costs such as agent commissions, loss adjusting, and premium taxes are recognized at the time service fees are recognized.

RECENT DEVELOPMENTS

     Under the Reform Act, beginning with the 1995 crop year, farmers were required to obtain at least basic coverage on eligible crops in order to participate in many federal farm subsidy programs. Basic coverage is
available through private companies or at USDA field service offices.   Based
on statistics provided by the FCIC, the majority of farmers participating in the MPCI program at the Basic Coverage level in the 1996 and 1995 crop years obtained such coverage through USDA offices. On April 4, 1996, a new farm bill was enacted into law. Certain of the farm bill's provisions relate to the MPCI program. One change affects the mandatory link of basic coverage and participation in United States Department of Agriculture ("USDA") farm and credit programs by permitting farmers, effective for 1996 spring crops, to participate in such programs without buying at least basic coverage, provided such farmers waive any right to any possible emergency crop loss assistance in connection with the particular crop. In addition, the farm bill provides that, effective with the 1997 crop year, the USDA will offer basic coverage only if the Secretary of Agriculture determines that there is an insufficient number of approved insurance providers operating in the particular state or region to adequately provide basic coverage to farmers. The farm bill provides that the Secretary will, not later than 90 days after enactment, announce the results of whether basic coverage in a state or portion of a state is sufficiently available through private insurance providers. For subsequent crop years, the Secretary shall make such determination not later than April 30 of the year preceding the year in which the crop will be planted. The Company cannot predict the impact of the changes to the MPCI program on the MPCI industry or its business as a result of enactment of the farm bill or any other proposals that may be made or implemented in the future.

SOFTWARE OPERATIONS

     The Company's software operations revenues includes sales of VisAgtm software, mapping products, and hardware products. Costs include commissions on software and mapping sales, mapping product development costs, hardware costs, and other direct costs such as shipping, postage, and packaging. The VisAg product is a PC-based map driven farm management system designed for use by small family farms to large corporate operations. Mapping products are computer generated geo-referenced maps which allow an agent or farmers to view an entire agricultural operation on a single map. Hardware products represent various hardware products manufactured by third parties sold to agents and other outside customers.

     Revenues from the sales of VisAg, mapping products and hardware are recognized upon shipment to the customer.

INSURANCE OPERATIONS

     The Company's insurance operations include premiums earned and losses incurred on MPCI buy up, basic, crop hail, and other coverages underwritten and retained by the Company's property and casualty insurance subsidiaries. Additionally, the Company has arrangements with its third party insurance companies pursuant to which it is entitled to receive a percentage of the underwriting gains, if any, on crop insurance it services.

     The Company's operating results may vary significantly depending on the underwriting results of the premiums serviced and underwritten by it. The Company does not assume any of the underwriting loss under its servicing contracts with third party insurers; however, following a year in which an underwriting loss occurs, the Company's share of any future underwriting gains is reduced. Underwriting gains or losses on crop insurance are generally not determinable until sometime after the second quarter of any year and, accordingly, the Company expects that revenues, if any, from these arrangements will typically be recognized in the third and fourth quarters. Underwriting gains on premiums serviced by the Company are recognized by the Company as additional service fees and, because they generally have very low related expenses, can have a material impact on the Company's operating results. Accordingly, although the Company's risk management strategy is to minimize its exposure to underwriting risk, Crop Growers' earnings can be materially affected by factors which impact underwriting results and, accordingly, its portion of any underwriting gains, including the timing and severity of losses from storms and other natural perils.

INVESTMENT INCOME

     The Company derives investment income from interest charged to policyholders who elect not to pay their MPCI premiums on the FCIC established due date and from investments. Under the MPCI program, the FCIC charges interest at a rate of 1.25% per month on overdue premiums and the insurance company, which is responsible for payment of the policyholder's premiums to the FCIC, passes such interest cost on to the policyholder. The Company has agreed with its contracting insurance companies to assume the responsibility for such payments to the FCIC and, therefore, receives interest payments made by policyholders on deferred premiums. In the event of an insured loss, the Company deducts premium payments and interest, if any, from the claim payment to the farmer.

     The Company also earns investment income on interest and dividends on investment securities and excess cash invested at certain times of the year, which typically occurs after MPCI and crop hail premiums are collected. Also included in investment income are income and losses on investments in companies which are less than 50% owned, which are accounted for under the equity method.

SEASONALITY

     The Company's quarterly operating results vary substantially from quarter to quarter as a result of various factors, including MPCI sales closing dates,
crop production cycles and recognition of underwriting gains, if any.   The
Company recognizes the highest amount of service fees and related direct costs in the first quarter. The majority of these amounts are attributed to service fees related to MPCI. Virtually all of the Company's service fees and direct costs related to crop hail insurance are recognized in the second quarter. The Company generally recognizes its second highest amount of revenues and related direct costs in the third quarter because the MPCI sales closing date for the majority of fall crops is September 30. In addition, the Company may recognize a portion of underwriting gains or losses, if any, on the premiums it underwrites or services in the third quarter. In the fourth quarter, the Company also recognizes underwriting gains or losses, if any, on the premiums it underwrites or services, most of the interest income on MPCI deferred premium financing and service fees on MPCI premiums with sales closing dates occurring in the fourth quarter. Crop Growers cannot predict whether MPCI sales closing dates will be changed in the future, but any such change could have a material effect on the Company's quarterly results of operations. Because the Company's business is directly tied to the production cycle of crops, the Company expects that seasonal patterns in its operating results will continue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

     AGENCY OPERATIONS.   Service fees increased 34.8% to $66.3 million for the
three months ended March 31, 1996 compared to $49.2 million in the three months ended March 31, 1995. The increase in service fees was primarily the result of increased MPCI premiums serviced primarily attributable to acquisitions made in 1995 and FCIC established rate increases on MPCI premiums. MPCI buy up and basic coverage premiums serviced in the three months ended March 31, 1996 were $187.4 million and $38.5 million respectively, as compared to $126.4 million and $24.8 million in the three months ended March 31, 1995. Included in premiums serviced in the three months ended March 31, 1996 were $38.4 million and $4.3 million, respectively of MPCI buy up and basic coverage premiums attributed to acquisitions made in 1995.

     Agent commissions and other direct costs increased 30.5% to $46.3 million for the three months ended March 31, 1996 compared to $35.5 million for the three months ended March 31, 1995. The increase in agent commissions and other direct costs was the result of the increased MPCI premiums serviced by the Company. As a percentage of MPCI service fees, related agent commissions and other direct costs decreased to 69.9% from 72.8% in the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The reduction was primarily attributed to agency acquisitions completed during 1995 which had the effect of moving direct costs to general and administrative expenses as these agents became employees.

     SOFTWARE OPERATIONS. Software and hardware sales increased $408,000 to $663,000 for the three months ended March 31, 1996 compared to $255,000 in the three months ended March 31, 1995. The increase in software sales was attributed to sales of VisAg which was introduced in December 1995, and increased sales of mapping products.

     Cost of software sales increased $279,000 in the three month ended March 31, 1996 to $347,000 from $68,000 in three months ended March 31, 1995. The increase in cost of software sales was attributed to sales of VisAg and mapping products.

     INSURANCE OPERATIONS.   Virtually all of the premiums underwritten by the
Company's property and casualty insurance subsidiaries was reinsured with third party insurance companies. Accordingly, the effects of the Company's insurance operations are not material to first quarter operations.

     INVESTMENT INCOME.    Investment income increased 21.6% in the three months
ended March 31, 1996 to $562,000 from $462,000 in the three months ended March 31, 1995. The increase in investment income was due primarily to interest charged on the increased MPCI premiums financed for policyholders and investment earnings.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 42.3% in the three months ended March 31, 1996 to $7.7 million from $5.4 million in the three months ended March 31, 1995. The increase was due primarily to the increase in the number of employees hired by the Company to service the increased MPCI premium volume and additional general and administrative costs incurred as a result of acquisitions made by the Company in 1995. The Company had 513 and 312 employees at March 31, 1996 and March 31, 1995, respectively.

     In the three months ended March 31, 1996, the Company incurred approximately $500,000 in connection with an investigation of the Company and certain of its officers being conducted by the Independent Counsel appointed to investigate matters relating to former Secretary of Agriculture, Mike Espy. The Company also incurred approximately $50,000 in the three months ended March 31, 1996 in connection with defending a shareholder class action lawsuit filed in May 1995. The Company expects these legal costs to continue to be significant while these actions proceed.

     Depreciation and amortization expenses increased to $875,000 in the three months ended March 31, 1996 from $480,000 for the three months ended March 31, 1995. The increase was primarily a result of increased property and equipment purchased to support the growth of the Company and an increase in the amortization of intangible assets as a result of 1995 acquisitions.

     INTEREST EXPENSE. Interest expense increased 207.9% to $834,000 in the three months ended March 31, 1996 from $271,000 in the three months ended March 31, 1995. The increase in interest expense was primarily due to additional borrowings necessary to finance MPCI deferred premiums and the increase in operating expenses necessary to service the increase in premium volumes.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     Cash provided by operating activities was $4.3 million in the three months ended March 31, 1996 as compared to cash used by operating activities of $6.4 million in the three months ended March 31, 1995. The increase in cash provided by operating activities in the three months ended March 31, 1996 was primarily due to the receipt of $4.0 million in income tax refunds. The primary use of cash from operating activities in the three months ended March 31, 1995 resulted from an increase in premiums serviced by the Company which premiums had not been collected from the policy holders.

INVESTING ACTIVITIES

     Most of the Company's cash flow has been used to pay premiums due to the FCIC in the last quarter of the year on behalf of policyholders in order to earn the spread between the interest charged to the policyholders, which is equal to the rate established by the FCIC, and the Company's cost of funds. Cash provided by investing activities was $19.4 million in the three months ended March 31, 1996 and $16.9 million in the three months ended March 31, 1995. The primary source of cash provided by investing activities was the receipt of a substantial portion of the deferred MPCI premiums financed by the Company in the fourth quarter.

     The remaining investing activities of the Company have been primarily the acquisitions of certain agency operations, purchases and sales and maturities of investment securities, and the purchase of property and equipment needed as a result of the growth of the Company.

FINANCING ACTIVITIES

     The Company used cash for financing activities of $30.1 million in the three months ended March 31, 1996 and $11.9 million in the three months ended March 31, 1995. The primary uses of cash were to repay borrowings of $29.4 and $13.6 million under its lines of credit in the three months ended March 31, 1996 and 1995, respectively.

     The Company currently maintains two secured revolving lines of credit in the amount of $35 and $15 million. The lines of credit are committed through October 15, 1996. At the Company's option, interest on borrowings made under the lines of credit may be based on the bank's base rate or LIBOR plus 2%. The $15 million facility is available solely to pay crop hail losses with respect to policies issued, serviced or managed by or through the Company or its subsidiaries. The credit agreements require the maintenance of a minimum level of reinsurance on MPCI and crop hail loss reserves, and contain certain covenants which require the Company to meet certain financial ratios and levels of tangible net worth. At March 31, 1996, $2.9 million was outstanding under the $35 million facility. At March 31, 1996, no amounts were outstanding under the $15 million facility.

     The Company believes that the cash generated from operations and availability of borrowings under its current lines of credit will provide sufficient resources to finance the Company's current operations and projected working capital needs.



RECENT DEVELOPMENTS


     MANAGEMENT CHANGES

     At the end of March 1996, the Company announced that it had granted leaves of absence to President and Chief Executive Officer John Hemmingson and Executive Vice President Gary Black. The leaves of absence will commence no later than upon the hiring of a new Chief Executive Officer. Messrs. Hemmingson and Black will resign as directors effective with the commencement of their leaves of absence.

     On May 9, 1996, the Company and Mr. Black agreed that his leave of absence would commence effective as of that date. In addition, Mr. Black resigned as a director on that date.

     RELOCATION OF CORPORATE HEADQUARTERS

     On March 28, 1996, the Company announced that it will take steps to relocate its headquarters and main office to Overland Park, Kansas. The Company intends to begin relocation efforts in the second quarter and anticipates substantial completion of these efforts by the end of 1996. At March 31, 1996, the Company was in the process of determining all significant actions to be taken in order to complete the relocation efforts, including identifying the number of employees that will relocate. Amounts incurred as part of the relocation will be charged to expense when incurred. The benefit arrangements for employees whose jobs will not be relocated or whose jobs will be eliminated in the relocation had not been determined or communicated at such date. These amounts will be charged to expense when determined and communicated. No amounts have been charged to expense in the three months ended March 31, 1996.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          See Part I, Item 3 and Part II, Item 8, Note 16 (Legal Matters), of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended and Note 5 (Legal Matters), of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

ITEM 2.   CHANGES IN SECURITIES.

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

          1. Amendment to Employment Agreement Providing for a Leave of Absence dated May 9, 1996 between John Hemmingson and the Company

          2. Form of Agreement Granting Irrevocable Proxy relating to John Hemmingson.

          3. Amendment to Employment Agreement Providing for a Leave of Absence dated May 9, 1996 between Gary Black and the Company.

          4.  Form of Agreement Granting Irrevocable Proxy relating to Gary
Black.

          (b)  Reports on Form 8-K

          The Company filed a report on Form 8-K dated February 26, 1996 announcing that it and its Chief Executive Officer, John Hemmingson and its Executive Vice President, Gary Black, were targets of an investigation being conducted by the Independent Counsel appointed to investigate matters relating to former Secretary of Agriculture, Mike Espy.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CROP GROWERS CORPORATION



May 15, 1996                       /s/ David E. Hill
                                   ---------------------------------------------
                                   David E. Hill
                                   Chief Financial Officer