Form 10-Q
period 1996-06-30
CROP GROWERS CORP
filed 1996-08-14
CIK 921584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes ___X____   No_________

The number of shares outstanding of the registrant's common stock on June 30, 1996 was 8,149,291 shares.

                            CROP GROWERS CORPORATION

                                    FORM 10-Q
                           Quarter ended June 30, 1996

                                      INDEX

                                                                                           Page
                                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

               Consolidated Balance Sheets as of June 30, 1996 (unaudited)
                  and December 31, 1995                                                      3

               Consolidated Statements of Income (Loss) (unaudited) for the Three and Six
                  Months Ended June 30, 1996 and 1995                                        4

               Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended
                  June 30, 1996 and 1995                                                     5

               Notes to Unaudited Consolidated Financial Statements                          6

Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  8


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                 17

Item 2.   Changes in Securities                                                             17

Item 3.   Defaults Upon Senior Securities                                                   17

Item 4.   Submission of Matters to a Vote of Security Holders                               17

Item 5.   Other Information                                                                 17

Item 6.   Exhibits and Reports on Form 8-K                                                  17

SIGNATURES                                                                                  18


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. Financial Statements.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30,          DECEMBER 31,
                                                            1996               1995
                                                         (UNAUDITED)
ASSETS                                                   -----------       ------------
Investments:
  Fixed maturities, held to maturity                    $  2,309,939         $2,311,177
  Fixed maturities, available for sale                     5,773,243          5,838,391
  Equity securities, available for sale                    1,876,712          1,757,540
                                                        ------------         ----------
    Total investments                                      9,959,894          9,907,108

Cash and cash equivalents                                  1,506,773          6,980,570
Premiums receivable, net                                 260,479,033         73,870,654
Prepaids and other assets                                  4,805,486          8,556,765
Reinsurance balances receivable                          100,012,520         31,779,006
Property and equipment, net                               12,195,200         11,687,066
Intangible assets, net                                     8,634,834          9,264,662
                                                        ------------       ------------
                                                        $397,593,740       $152,045,831
                                                        ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Premiums and commissions payable                        $135,616,503       $ 23,572,783
Accounts payable and other liabilities                    11,218,506          8,183,036
Loss reserves                                             99,939,313         21,726,157
Reinsurance balances payable                              82,177,302         17,787,552
Note payable to bank                                      18,765,639         32,245,539
Long-term debt                                             3,498,932          4,188,540
                                                        ------------       ------------
    Total liabilities                                   $351,216,195       $107,703,607

Stockholders' equity:
  Preferred stock (par value $.01):
    10,000,000 shares authorized;
    none issued and outstanding                                   --                 --
  Common stock (par value $.01):
    40,000,000 shares authorized;
    8,149,291 and 8,172,581 shares issued and
    outstanding at June 30, 1996 and
    December 31, 1995, respectively                           81,492             81,726
  Paid-in capital                                         37,857,936         38,244,567
  Retained earnings                                        8,268,819          5,881,973
  Unrealized appreciation of fixed maturity and equity
    investments, net of taxes                                219,298            208,958
  Unearned compensation                                      (50,000)           (75,000)
                                                        -------------      -------------
    Total stockholders' equity                          $ 46,377,545       $ 44,342,224

  Contingencies
                                                        -------------      -------------
                                                        $397,593,740       $152,045,831
                                                        =============      =============


See accompanying notes to unaudited consolidated financial statements.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,      JUNE 30,    JUNE 30,     JUNE 30,
                                                 1996          1995        1996         1995
                                               --------     ---------    --------     --------
Revenues:
  Service fees                               $12,340,984  $13,822,377  $78,613,681  $62,577,179
  Software and hardware sales                    269,555       60,786      932,806      639,309
  Premiums earned and other income             2,328,053       95,125    2,444,821      334,811
  Investment income                              152,799      252,451      714,312      714,271
                                              ----------   ----------   ----------   ----------
    Total revenues                            15,091,391   14,230,739   82,705,620   64,265,570

Expenses:
  Agent commissions and other direct costs     8,342,057    7,600,127   54,622,067   42,948,587
  Cost of software and hardware sold             365,146       17,800      712,351       17,800
  Losses incurred and other expenses           2,303,609      148,476    2,401,016      347,480
  General and administrative expenses          8,433,676    5,288,019   15,587,626   10,704,628
  Restructuring and non-core expenses          2,065,668           --    2,617,064           --
  Depreciation expense                           446,989      284,297      870,286      565,329
  Amortization expense                           382,490      230,192      833,729      429,266
  Interest expense                               296,713      244,039    1,130,749      514,956
                                              ----------   ----------   ----------   ----------
    Total expenses                            22,636,348   13,812,950   78,774,888   55,528,046
                                              ----------   ----------   ----------   ----------

    Income (loss) before income taxes         (7,544,957)     417,789    3,930,732    8,737,524
    Income tax benefit (expense)               2,959,276     (206,895)  (1,543,888)  (3,348,186)
                                              ----------   ----------   ----------   ----------
      Net income (loss)                      $(4,585,681) $   210,894    2,386,844    5,389,338
                                              ==========   ==========   ==========   ==========
    Net income (loss) per common share       $      (.56) $       .03          .29          .65
                                              ==========   ==========   ==========   ==========
    Weighted average common shares
      outstanding                              8,149,291    8,330,904    8,292,707    8,315,403
                                              ==========   ==========   ==========   ==========


See accompanying notes to unaudited consolidated financial statements.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                          JUNE 30,         JUNE 30,
                                                            1996             1995
                                                        -----------       -----------
Operating activities:
  Net income                                           $  2,386,844       $ 5,389,338
  Adjustments to reconcile net income to
    net cash used by operating activities:
    Depreciation                                            870,286           565,329
    Amortization                                            833,729           429,266
    Other changes:
      Premiums receivable                              (186,608,379)     (122,432,788)
      Premiums and commissions payable                   92,061,379        75,413,186
      Accounts payable and other liabilities              3,026,801           649,857
      Loss reserves                                      78,213,156        18,588,345
      Reinsurance balances receivable                   (68,233,514)      (18,732,949)
      Reinsurance balances payable                       64,389,751        21,683,769
      Prepaids and other assets                           3,854,064         1,444,896
                                                        ------------     -------------
  Net cash used by operating activities                  (9,205,398)      (19,891,543)

Investing activities:
  Decrease in company financed premiums                  19,981,856        27,052,181
  Purchases of equity securities - available for sale      (739,919)               --
  Purchases of fixed maturity securities -
    available for sale                                      (37,426)       (7,628,671)
  Proceeds from sale of equity securities -
    available for sale                                      671,837                --
  Maturities of fixed maturity securities -
    available for sale                                       23,584         6,293,344
  Capitalization of intangible assets, including
    acquisitions of businesses                             (203,902)       (1,534,984)
  Proceeds from sale of property and equipment              166,975                --
  Purchases of property and equipment                    (1,575,033)       (2,983,127)
                                                        ------------     -------------
  Net cash provided by investing activities              18,287,972        21,198,743

Financing activities:
  Net repayments of note payable to bank                (13,479,900)       (3,968,000)
  Proceeds from issuance of long-term debt                   20,034         2,109,360
  Repayments on long-term debt                             (709,642)         (482,865)
  Repurchase of common stock                               (394,063)               --
  Issuance of common stock                                    7,200             1,500
                                                        ------------      ------------
  Net cash used by financing activities                 (14,556,371)       (2,340,005)
                                                        ------------      ------------

  Net decrease in cash and cash equivalents              (5,473,797)       (1,032,805)
  Cash and cash equivalents, beginning of year            6,980,570         2,975,363
                                                        ------------      ------------
  Cash and cash equivalents, end of period              $ 1,506,773       $ 1,942,558
                                                        ============      ============


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

     In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of June 30, 1996 and December 31, 1995, and the results of its operations for the three and six months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995.

2.   RECONCILIATION OF STOCKHOLDERS' EQUITY           1996             1995
                                                      ----             ----
     Balance at January 1,                        $44,342,224       $38,668,720
       Net income                                   2,386,844         5,389,338
       Change in unrealized appreciation of
         fixed maturity and equity investments,
          net of taxes                                 10,340           362,824
       Restricted stock compensation earned            25,000            25,000
       Exercise of stock options                        7,200             1,500
       Issuance of common stock                            --           759,500
       Repurchase of common stock                    (394,063)               --
                                                  ------------      -----------
     Balance at June 30,                          $46,377,545       $45,206,882
                                                  ------------      -----------
                                                  ------------      -----------

3.   ISSUANCE OF CONVERTIBLE PREFERRED STOCK

     On July 10, 1996, Fireman's Fund Insurance Company purchased 10,000 shares of a new series of preferred stock of the Company for $10 million. The preferred stock is convertible into common stock at a price of $13.25 per share (equivalent to 754,717 shares), subject to certain adjustments. The preferred stock pays a quarterly dividend (on each January 1, April 1, July 1 and October 1 commencing October 1, 1996) of 5% per annum and is entitled to vote on all matters brought before the common stockholders on an as-converted basis. The preferred stock is redeemable at the option of the Company after July 8, 1997, at $1,000 per share plus all dividends accumulated and unpaid on the date fixed for redemption; however the Company may not redeem the shares prior to July 9, 2001 unless the price of the common stock exceeds a redemption threshold set forth in the certificate of designations creating the preferred stock. The preferred stock is subject to mandatory redemption on July 9, 2006.

4.   CORPORATE RESTRUCTURING

     On March 28, 1996, the Company announced that it will relocate its headquarters and main office to Overland Park, Kansas. Since then, the Company has begun relocation efforts and anticipates substantial completion of these efforts by the end of 1996. At June 30, 1996, the Company had accrued severance costs of $825,000, the majority of which will be paid in August 1996. The Company also incurred $238,000 in relocation and other restructuring expenses in the three months ended June 30, 1996. Amounts incurred as part of the relocation and other restructuring expenses will continue to be charged to expense when incurred. The Company expects these costs to continue to be significant and to be substantially completed by December 1996.

                   CROP GROWERS CORPORATION AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CON'T.)

5.   SEPARATION AGREEMENTS

     As a result of discussions with the Federal Crop Insurance Corporation, the Company has agreed in principle regarding separation agreements with its former President and Chief Executive Officer John Hemmingson and its former Executive Vice President Gary Black. These agreements will terminate the existing leave of absence agreements between the Company and each of Hemmingson and Black. As part of the arrangement, Hemmingson and Black would no longer receive any compensation or benefits from the Company effective as of June 30, 1996, and the Company would purchase 68,000 and 64,000 shares of its common stock from Hemmingson and Black, respectively; at a price of approximately $9.88 per share (based on, among other factors, the market price of the stock on the date the agreement in principle was reached, and the termination of compensation and benefits to Hemmingson and Black). Additionally, the Company would agree to purchase up to an additional 8,000 and 4,000 shares of common stock monthly from each of Hemmingson and Black on the last day of August through December of 1996 at prices related to the then bid and asked price of the stock. Additionally, Hemmingson would agree to reduce his ownership in the Company to less than 10% of the voting stock on an as converted basis by June 30, 1998. As a part of the separation agreements, Hemmingson and Black would also enter into proxy agreements pursuant to which an independent third party institutional proxy holder will exercise voting authority with respect to all matters on which shares then owned by either Hemmingson or Black are entitled to vote. Hemmingson and Black will, subject to certain conditions, be able to dispose of their shares during the period that the proxy agreement remains in effect. The proxies would remain in place until the earlier of the acquittal of Messrs. Hemmingson and Black under the indictments obtained by the Independent Counsel or the end of the suspension/debarment periods currently being imposed by the Federal Crop Insurance Corporation on Messrs. Hemmingson and Black.


6.   LEGAL MATTERS

     INDEPENDENT COUNSEL INVESTIGATION. On May 30, 1996, the Company announced that it, its former President and Chief Executive Officer John Hemmingson and its former Executive Vice President Gary Black were indicted by a federal grand jury in Washington, D.C. in connection with the previously announced investigation of the Company being conducted by the Independent Counsel appointed to investigate matters relating to former Secretary of Agriculture, Mike Espy. The indictment alleges conspiracy to violate federal election laws, false statements to a government agency, falsification of books and records, false statements to auditors and other matters. The Company formed a special committee (the "Special Committee") consisting of outside directors of the Board of Directors to review matters related to the investigation. The Special Committee had the authority and discretion to take any and all appropriate actions relating to the investigation. In August 1996, the Company announced that; subject to completion of certain matters; the Board of Directors would have the authority to take actions with respect to the investigation and the special committee's function would end. On August
     6, 1996, Mr. Hemmingson, but not the Company, was added to a previous indictment in federal district court in New Orleans of Henry Espy, Alvarez Ferrouillet and other entities. The charges involve money laundering and other matters.

     The Company intends to vigorously defend the charges brought against it by the Independent Counsel. Although the ultimate outcome of the proceedings cannot be determined, if the outcome is unfavorable, the Company could be subject to substantial monetary fines and other sanctions. In addition, the charges or convictions could result in state insurance regulatory issues and could effect the ability of the company to participate in the MPCI program. Any such result could have a material adverse effect on the Company, its results of operations, financial position or liquidity. No provision for any liability that may result from events relating to the charges have been made in the Company's Consolidated Financial Statements.

     SHAREHOLDER LITIGATION. On May 22, 1995, a complaint in an action entitled JEANNE M. WEILEIN VS. JOHN HEMMINGSON, GARY BLACK AND CROP GROWERS CORPORATION (CIV. NO. 95-58-GF-PGH) was filed in the United States District Court for the District of Montana. On May 26, 1995, a complaint in an action entitled SANDRA L. ING. VS. JOHN HEMMINGSON, GARY BLACK AND CROP GROWERS CORPORATION (CIV. NO. 95-59-GF-PGH) was filed in the same court. Each suit was filed by one shareholder of the Company as a class action on behalf of all persons who purchased the Company's common stock between February 13, 1995 and May 16, 1995. Except for the identities of the named plaintiffs, the complaints are identical in all respects. The two suits have been consolidated by the court into a single action entitled IN RE CROP GROWERS SECURITIES LITIGATION (CIV. NO. 95-58-GF-PGH). The complaint alleges, among other things, that the Company made false and misleading statements in publicly filed or disseminated documents to inflate artificially the price of its common stock. The complaint seeks compensatory damages for the class. On March 20, 1996, the Magistrate Judge issued a Report and Recommendation granting the plaintiffs' motion for class certification and issued an Order denying defendants' motion to dismiss. The Company has filed objections to the Magistrate's Report and Recommendation and appealed his Order to the District Court. The District Court currently has the Company's objections and appeal under advisement. The parties are engaging in discovery, which to date has involved the answering of written questions and production of documents.

                   CROP GROWERS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     The Company considers the claims made in the complaint to be without merit and intends to continue to vigorously defend against them. However, an unfavorable decision in this case would likely have a material adverse effect on the Company's results of operations, financial position or liquidity. No provision for any liability that may result from events relating to the charges have been made in the Company's Consolidated Financial Statements.


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

     Software operations: Development, marketing, and sale of proprietary software and related products to agents, farmers and others. A majority of the software operations revenues to date have been derived from intercompany charges primarily to the agency operations.

     Insurance operations: Underwriting of premiums by the Company's property and casualty insurance subsidiaries and the developing of risk management strategies for all premiums serviced by the Company. A substantial portion of the insurance company revenues are derived from underwriting fees charged to the agency operations.

The sources of revenues and the related expenses for each of these segments are described below.

                                    Three months ended           Six months ended
                                   June 30,      June 30,      June 30,     June 30,
                                     1996          1995          1996         1995
                                   --------     ---------      --------     --------
     REVENUES

     Agency operations             $13,821,108   $14,222,229   $81,033,301   $63,129,684
     Software operations             1,115,784     1,093,556     4,178,131     3,554,163
     Insurance operations            2,295,025         7,354     3,372,984       466,008
     Corporate operations              247,699       238,458       504,796       395,454
     Investment income                 152,799       252,451       714,312       714,271
     Less intercompany revenues     (2,541,024)   (1,583,309)   (7,097,904)   (3,994,010)
                                   -----------  ------------   -----------   ------------
       Total revenues              $15,091,391   $14,230,739   $82,705,620   $64,265,570
                                   ===========  ============   ===========   ============

     INCOME (LOSS) BEFORE TAXES

     Agency operations             $(1,875,733)  $   507,379   $ 9,873,283   $ 8,638,551
     Software operations              (790,785)      639,506       557,366     1,689,470
     Insurance operations             (479,839)     (139,055)       67,910        87,963
     Corporate operations           (4,551,399)     (842,492)   (7,282,139)   (2,392,731)
     Investment income                 152,799       252,451       714,312       714,271
                                   ------------  ------------   -----------  ------------
       Income (loss) before taxes  $(7,544,957)  $   417,789    $3,930,732   $ 8,737,524
                                   ============  ============   ===========  ============


                   CROP GROWERS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

AGENCY OPERATIONS

SERVICE FEES

     The Company's agency operations revenues include service fees related to MPCI and crop hail, and excess loss adjusting expense reimbursement related to MPCI premiums serviced.

     For MPCI buy-up coverage, the Company is entitled to the expense reimbursement payable by the Federal Crop Insurance Corporation (the "FCIC"). This expense reimbursement is passed through to the Company under its MPCI contracts with third party insurance companies and is paid directly to the Company for MPCI premiums underwritten by its property and casualty insurance subsidiaries. For the 1996 and 1995 crop years, the expense reimbursement for buy-up coverage was established by the FCIC at 31%.

     For MPCI basic coverage, the Company retains a portion of the administrative fee paid by the insured and receives an amount for loss adjusting expenses (regardless of the loss experience of the insureds), whichh amounts are passed through or paid directly to the Company under its MPCI contracts. For basic coverage, the Company's portion of the administrative fee is up to the first $100 of the administration fee paid by the insured and the loss adjusting expense reimbursement is equal to 4.7% of an imputed premium.

     The expense reimbursement level for the 1997, 1998 and 1999 crop years for buy-up coverage is limited under the Federal Crop Insurance Reform Act of 1994 (the "Reform Act") to levels not to exceed 29%, 28% and 27.5%, respectively.
For the 1997 crop year, the expense reimbursement for buy-up has been established by the FCIC at 29%. Because the Company's MPCI service fees are directly related to the expense reimbursement established by the FCIC, the Company's future MPCI service fees will be affected by the reduction in the level of expense reimbursement. In the past, the impact of FCIC expense reimbursement level reductions on the Company's net earnings has been minimized because the Company has reduced its agents' commissions in order to minimize the impact on its margin on MPCI business. MPCI agent commissions vary by agent depending on such factors as the volume of premium produced by the agent, whether or not the agent is responsible for any direct costs and other competitive factors. The Company is negotiating with agents regarding reduced commissions on buy-up coverage to offset the impact of the expense reimbursement to be paid by the FCIC in the 1997 crop year, however, the Company believes, based on competitive factors within the industry, that it will likely have to absorb a significant portion of the reduction.

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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Under the Company's crop hail contract with CNA Insurance Companies ("CNA"), agent commissions and other direct costs, except loss adjusting expense, are the direct obligations of CNA and, therefore are not reflected as an expense of the Company.

     Other direct costs include overwrite fees payable to third party insurance companies, loss adjusting expenses, premium taxes on crop hail insurance, bureau fees and other costs. These costs, except for loss adjusting expense, vary proportionally with the amount of premiums serviced. The Company's overwrite fees are negotiated with such companies and are generally based on the amount of premiums serviced. Overwrite fees are reduced as a percentage of the Company's overall premium serviced to the extent its property and casualty insurance subsidiaries are utilized to underwrite a portion of premiums serviced by the Company. Additionally, as a result of the Fireman's Fund alliance (see
"Recent Developments"), the Company will no longer pay any overwrite fee on premiums it places with Fireman's Fund.

     Loss adjustment expenses are based on management's estimate of all Company adjusting costs to settle claims incurred or to be incurred on policies on which revenue has been recognized. The estimate is reviewed periodically and variances, if any, in estimated versus actual amounts are reflected in current operations. In some instances, agents are responsible for loss adjusting expenses or other direct costs associated with policies sold by them, and those agents generally receive higher commissions in return for the assumption of those direct costs. Bureau fees are fees charged by National Crop Insurance Service for providing rates and procedures required to be used by the FCIC.

RECOGNITION OF SERVICE FEES AND DIRECT COSTS

     Crop Growers recognizes service fees from MPCI policies and the related direct costs as of the sales closing date for the particular policy. The sales closing date, which is established by the FCIC, is the date on which coverage for a crop must be bound or renewed by the policyholder and when substantially all required services relating to placing the insurance have been rendered by the Company. Unless canceled by the farmer, policies in place from the prior year automatically renew on the same terms on the sales closing date. Since sales closing dates precede the date on which farmers plant their insured crop, MPCI coverage and related premiums are estimated by the Company until the farmer subsequently submits his or her report on actual acreage planted. The effect of changes in such estimated premiums are included in the results of operations in the period in which the estimates are changed.

     For crop hail insurance, service fees are recognized when the insurance coverage is accepted by the insurance company, which is concurrent with the completion of substantially all services required by the Company. Direct costs such as agent commissions, loss adjusting and premium taxes are recognized at the time service fees are recognized.

RECENT DEVELOPMENTS

     LEGISLATIVE DEVELOPMENTS. Under the Reform Act, beginning with the 1995 crop year, farmers were required to obtain at least basic coverage on eligible crops in order to participate in many federal farm subsidy programs.
 Basic coverage is available through private companies or at USDA field service offices. Based on statistics provided by the FCIC, the majority of farmers participating in the MPCI program at the basic coverage level in the 1996 and 1995 crop years obtained such coverage through USDA offices. On April 4, 1996, a new farm bill was enacted into law. Certain of the farm bill's provisions relate to the MPCI program. One change affects the mandatory link of basic coverage and participation in United States Department of Agriculture ("USDA") farm and credit programs by permitting farmers, effective for 1996 spring crops, to participate in such programs without buying at least basic coverage, provided such farmers waive any right to any possible emergency crop loss assistance in connection with the particular crop. In addition, the farm bill provides that, effective with the 1997 crop year, the USDA will offer basic coverage only if the Secretary of Agriculture determines that there is an insufficient number of approved insurance providers operating in the particular state or region to adequately provide basic coverage to farmers. On July 11, 1996, the USDA announced that it will no longer offer basic coverage in 14 states. The transfer process will begin with crops having a sales closing date of September 30, 1996 and applies to all subsequently insured crops. The farmer has until the sales closing date to

                   CROP GROWERS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

chose an agent, otherwise the FCIC will randomly assign the policy to an authorized private insurance company. Insurance companies and agents must accept and service all policies transferred or reassigned to them. The Company cannot predict the impact of the changes to the MPCI program on the MPCI industry or its business as a result of enactment of the farm bill or any other proposals that may be made or implemented in the future.

     Fireman's Fund Transaction. On July 10, 1996, the Company announced that it had formed a new strategic alliance with Fireman's Fund Insurance Company ("Fireman's Fund"). As a result, and pursuant to a three year MPCI agency agreement with Fireman's Fund, the Company will substantially increase the amount of MPCI premium it places with Fireman's Fund beginning with the 1997 crop year. Under the terms of the MPCI agreement, the Company will not pay any overwrite fees on premiums placed with Fireman's Fund. As a part of the strategic alliance, the Company also will write crop hail business through Fireman's Fund beginning in 1997.

     On July 10, 1996, Fireman's Fund also purchased from the Company 10,000 shares of a new series of preferred stock of the Company for $10 million. The preferred stock is convertible into common stock at a price of $13.25 per share (equivalent to 754,717 shares), subject to certain adjustments. The preferred stock pays a quarterly dividend (on each January 1, April 1, July 1 and October 1 commencing October 1, 1996) of 5% per annum and is entitled to vote on all matters brought before the common stockholders on an as-converted basis. The preferred stock is redeemable at the option of the Company after July 8, 1997, at $1,000 per share plus all dividends accumulated and unpaid on the date fixed for redemption, however; that the Company may not redeem the shares prior to July 9, 2001 unless the price of the common stock exceeds a redemption threshold set forth in the certificate of designations creating the preferred stock. The preferred stock is subject to mandatory redemption on July 9, 2006.

     Under the stock purchase agreement relating to the preferred stock, the Company agreed to appoint immediately a designee of Fireman's Fund as a Class 2 director of the Company, and thereafter to use its best efforts to have one individual designated by Fireman's Fund on the Company's board so long as Fireman's Fund continues to hold at least 25% of the preferred stock (or common stock issued upon conversion of the preferred stock). The Company also granted Fireman's Fund pro rata purchase rights with respect to certain sales of capital stock by the Company to other insurance companies, as well as demand and incidental registration rights with respect to shares of common stock issued upon conversion of the preferred shares. Fireman's Fund granted to the Company rights of first refusal on certain sales of the Company's capital stock prior to July 10, 1998. Fireman's Fund also agreed not to acquire shares exceeding 20% of the Company's outstanding common stock (assuming exercise or conversion of all outstanding rights to acquire common stock) or to participate in any tender offer for common stock of the Company or proxy contest with respect to the election of Company directors until the earlier of (i) July 10, 2001 or (ii) any date after July 10, 1998 on which Fireman's Fund beneficially owns less than 150,000 shares.

     The forgoing summary of the terms of these agreements with Fireman's Fund is qualified in its entirety by reference to the copies of such agreements which are filed as exhibits to this Form 10-Q.

     As a result of the Fireman's Fund transaction, the Company plans to terminate its agency and reinsurance agreements with CNA. The Company is in the process of finalizing a termination agreement with CNA regarding these matters.

     INDEPENDENT COUNSEL INVESTIGATION. On May 30, 1996, the Company and Messrs. Hemmingson and Black were indicted by federal grand jury in Washington D.C. in connection with the previously announced investigation of the Company being conducted by the Independent Counsel appointed to investigate matters relating to former Secretary of Agriculture, Mike Espy (see Note 6 to the Company's Financial Statements for the quarter ended June 30, 1996). On August 6, 1996, Mr. Hemmingson, but not the Company, was added to a previous indictment in federal district court in New Orleans of Henry Espy, Alverez Ferrouillet and other entities. The indictment is part of the investigation being conducted by the Independent Counsel. At the end of March 1996, the Company granted leaves of absence to it's President and Chief Executive Officer, John Hemmingson, and it's Vice President, Gary Black. On May 9, 1996, Mr. Black began his leave of absence and resigned as a director and officer of the Company. On May 30, 1996, Mr. Hemmingson took his leave of absence and resigned as a director and officer of the Company. As a result of discussions with the FCIC, the Company has agreed in principle regarding separation agreements with Messrs. Hemmingson and Black (see Note 5 to the Company's Financial Statements for the quarter ended June 30, 1996).

     OTHER. On July 10, 1996, John Menschle, senior vice president of Fireman's Fund, was appointed as a Class 2 director of the Company (term expiring in 1999). Effective July 14, 1996, Reford S. Halgrove, Jr., resigned as a
Class 1 director of the Company.

     On August 7, 1996, Lawrence Martinez was named chief executive officer of the Company. Martinez had previously been appointed acting chief executive officer of the Company on May 31, 1996. Martinez is a Class 3 director, (term expiring in 1997).

SOFTWARE OPERATIONS

     The Company's software operations revenues include sales of VisAg-TM-software, mapping products, and hardware products. Costs include commissions on software and mapping sales, mapping product development costs, hardware costs, and other direct costs such as shipping, postage, and packaging. The VisAg product is a PC-based map driven farm management system designed for use by small family farms to large corporate operations. Mapping products are computer generated geo-referenced maps which allow an agent or farmer to view an entire agricultural operation on a single map. Hardware products represent various hardware products

                   CROP GROWERS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

manufactured by third parties sold to agents and other outside customers.

     Revenues from the sale of VisAg, mapping products and hardware are recognized upon shipment to the customer.

     Revenues from the sale of VisAg and other mapping products has not made a significant contribution to revenues or earnings since their introduction. Management is currently assessing the VisAg products marketing and distribution strategies and does not expect to achieve significant profitability in its software operations over the next twelve to eighteen months. The Company will seek to manage these operations to a break even level over this period. The Company does, however, continue to believe map based technology is important in supporting its crop insurance operations and will continue to develop products for use by its agency distribution network.

INSURANCE OPERATIONS

     The Company's insurance operations include premiums earned and losses incurred on MPCI buy up and basic coverages, crop hail, and other insurance coverages underwritten and retained by the Company's property and casualty insurance subsidiaries. Additionally, the Company has arrangements with its third party insurance companies pursuant to which it is entitled to receive a percentage of the underwriting gains, if any, on crop insurance it services. These gains are reflected as additional service fees.

     The Company's operating results may vary significantly depending on the underwriting results of the premiums serviced and underwritten by it. The Company does not assume any of the underwriting loss under its servicing contracts with third party insurers; and under the Company's servicing agreement with Fireman's Fund, there is no loss carryforward to reduce future underwriting gains. For the 1996 crop hail season, the Company retained 15% of crop hail premiums underwritten by Dawson Hail Insurance Co. The Company has secured stop loss coverage whereby the reinsures shall indemnify the Company for signficantly all of the aggregate net losses in excess of 80% of net earned premiums. The reinsurers are not obligated for aggregate net losses in excess of 180% of net earned premiums. Underwriting gains or losses on crop insurance are generally not determinable until sometime after the second quarter of any year and, accordingly, the Company expects that revenues, if any, from these arrangements will typically be recognized in the third and fourth quarters. Underwriting gains on premiums serviced by the Company are recognized by the Company as additional service fees and, because they generally have very low related expenses, can have a material impact on the Company's operating results. Accordingly, although the Company's risk management strategy is to minimize its exposure to underwriting risk, the Company's earnings can be materially affected by factors which impact underwriting results and, accordingly, its portion of any underwriting gains, including the timing and severity of losses from storms and other natural perils.

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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

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

The following table sets forth MPCI and crop hail premiums serviced by quarter. MPCI premiums for 1995 have been adjusted to reflect actual premiums serviced by quarter.

                       Three months ended    Three months ended    Six months ended
                           March 31,              June 30,             June 30,
                         1996     1995         1996     1995         1996     1995
                        -----    -----        -----    -----        -----    -----
Premiums serviced
  (in millions)
  MPCI Buy-up          $187.4    126.4         (7.2)      --        180.2    126.4
       Basic             38.5     28.5         ( .9)      --         37.6     28.5
                        -----    -----        -----    -----        -----    -----
         Total         $225.9    154.9         (8.1)      --        217.8    154.9
                        =====    =====        =====    =====        =====    =====

  Crop Hail            $   --       --         76.4     63.3         76.4     63.3
                        =====    =====        =====    =====        =====    =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     AGENCY OPERATIONS.   Service fees decreased 10.7% to $12.3 million for the
three months ended June 30, 1996 compared to $13.8 million in the three months ended June 30, 1995. The decrease in service fees in the three months ended June 30, 1996 was primarily the result of reductions in service fees due to the resolution of a dispute relating to a former general agency of the Company which resulted in a reduction of $2.2 million in services fee revenues. The decrease in service fees in the three months ended June 30, 1996 was partially offset by the increase in service fees on additional crop hail premiums serviced. In the three months ended June 30, 1995 an additional $1.2 million in service fees was recognized due to a MPCI premium estimate revision. The premium estimate revision has been reflected in the table above.

     Agent commissions and other direct costs increased 9.8% to $8.3 million for the three months ended June 30, 1996 compared to $7.6 million for the three months ended June 30, 1995. The increase in agent commissions and other direct costs was the result of the increased crop hail premiums serviced by the Company. The increase in agent commissions and other direct costs in the three months ended June 30, 1996 was partially offset by $2.3 million in reductions in agent commissions and other direct costs due to the resolution of a dispute relating to a former general agency of the Company. In the three months ended June 30, 1995

                   CROP GROWERS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

an additional $640,000 in agent commissions and other direct costs was recognized due to MPCI premium estimate revisions. Additionally, for the three months ended June 30, 1995, the Company recorded $1.6 million in reductions in loss adjusting expense reserves based on estimates of remaining costs to be incurred in adjusting MPCI and crop hail losses. No such reductions were made in three months ended June 30, 1996.

     SOFTWARE OPERATIONS. Software and hardware sales increased $209,000 to $270,000 for the three months ended June 30, 1996 compared to $61,000 in the three months ended June 30, 1995. Cost of software sold increased $347,000 in the three month ended June 30, 1996 to $365,000 from $18,000 in three months ended June 30, 1995. The increases were attributed to sales of VisAg-TM- which was introduced in December 1995, and increased sales of mapping products.

     The Company believes software sales were negatively impacted in the second quarter for seasonality reasons relating to the production cycle for crops. Accordingly, the effects of the Company's software operations are not material to second quarter operations. The Company expects the seasonality factor to continue to affect sales in the third quarter of 1996. See "Software Operations."

     INSURANCE OPERATIONS.   During the second quarter of 1996, the Company
retained 15% of the crop hail premiums underwritten by its insurance company subsidiary Dawson Hail Insurance Co. ("Dawson"). For the three months ended June 30, 1996, Dawson wrote $17.1 million in crop hail premiums. These premiums have been reflected in the accompanying financial statements assuming a 70% loss ratio. Dawson was not acquired until July 14, 1995, which was after most all crop hail premiums were written. Virtually all other premiums underwritten by the Company's property and casualty insurance subsidiaries are reinsured with third party insurance companies.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 59.5% in the three months ended June 30, 1996 to $8.4 million from $5.3 million in the three months ended June 30, 1995. The increase was due primarily to increased costs incurred in servicing the increased MPCI and crop hail premium volumes in 1996. After completion of the consolidation and move of the Company's home office to Overland Park, Kansas, the Company expects its overall workforce to be reduced by approximately 10%.

       RESTRUCTURING AND NON-CORE EXPENSES In the three months ended June 30, 1996, the Company incurred approximately $917,000 in expenses, primarily legal fees, in connection with the indictment of the Company and certain of its former officers being conducted by the Independent Counsel appointed to investigate matters relating to former Secretary of Agriculture, Mike Espy. The Company also incurred approximately $86,000 in the three months ended June 30, 1996 in connection with defending a shareholder class action lawsuit filed in May 1995. While the Company expects these legal expenses to continue to be significant for the foreseeable future, it expects to see a reduction in expenses relating to the Independent Counsel matter over the next two quarters. The Company also accrued $825,000 in connection with severance costs and incurred $238,000 in relocation and other restructuring expenses as part of the relocation of the Company's main office to Overland Park, Kansas.
 The Company expects the relocation and other restructuring expenses to continue to be significant and to be substantially completed by December 1996. The Company expects to offset the severance and other related relocation costs through the reduction in its workforce occuring as a part of the relocation and other administrative cost savings over the next year.

       DEPRECIATION AND AMORTIZATION EXPENSE Depreciation and amortization expenses increased to $829,000 in the three months ended June 30, 1996 from $514,000 for the three months ended June 30, 1995. The increase was primarily a result of increased property and equipment purchased in 1995 and an increase in the amortization of intangible assets as a result of 1995 acquisitions.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     AGENCY OPERATIONS.   Service fees increased 25.6% to $78.6 million for the
six months ended June 30, 1996 compared to $62.6 million in the six months ended June 30, 1995. The

                   CROP GROWERS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

increase in service fees was primarily the result of increased MPCI premiums serviced primarily attributable to acquisitions made in 1995 and FCIC established rate increases as well as increased crop hail premiums serviced. MPCI buy up and basic coverage premiums serviced in the six months ended June 30, 1996 were $180.2 million and $37.6 million respectively, as compared to $126.4 million and $28.5 million in the six months ended June 30, 1995. Crop hail premiums serviced in the six months ended June 30, 1996 were $76.4 million as compared to $63.3 million in the six months ended June 30, 1995. Included in premiums serviced in the six months ended June 30, 1996 were $38.4 million and $4.3 million, respectively, of MPCI buy-up and basic coverage premiums attributed to acquisitions made in 1995.

     Agent commissions and other direct costs increased 27.2% to $54.6 million for the six months ended June 30, 1996 compared to $42.9 million for the six months ended June 30, 1995. The increase in agent commissions and other direct costs was the result of the increased MPCI and crop hail premiums serviced by the Company.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 45.6% in the six months ended June 30, 1996 to $15.6 million from $10.7 million in the six months ended June 30, 1995. The increase was due primarily to increased costs incurred in servicing the increased MPCI and crop hail premium volumes. After completion of the consolidation and move of the Company's home office to Overland Park, Kansas, the Company expects its overall workforce to be reduced by approximately 10%.

       RESTRUCTURING AND NON-CORE EXPENSES   In the six months ended June 30,
1996, the Company incurred approximately $1,419,000 in expenses, primarily legal, in connection with an investigation of the Company and certain of its officers being conducted by the Independent Counsel appointed to investigate matters relating to former Secretary of Agriculture, Mike Espy. The Company also incurred approximately $135,000 in the six months ended June 30, 1996 in connection with defending a shareholder class action lawsuit filed in May 1995. The Company also accrued $825,000 in connection with severance costs and incurred $238,000 in relocation and other restructuring expenses as part of the relocation of the Company's main office to Overland Park, Kansas.

       DEPRECIATION AND AMORTIZATION EXPENSE Depreciation and amortization expenses increased to $1,704,000 in the six months ended June 30, 1996 from $995,000 for the six months ended June 30, 1995. The increase was primarily a result of increased property and equipment purchased in 1995 and an increase in the amortization of intangible assets as a result of 1995 acquisitions.

     INTEREST EXPENSE. Interest expense increased 119.6% to $1,131,000 in the six months ended June 30, 1996 from $515,000 in the six months ended June 30, 1995. The increase in interest expense was primarily due to additional borrowings necessary to finance MPCI deferred premiums and the increase in operating expenses necessary to service the increase in premium volumes.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     Cash used by operating activities was $9.2 million in the six months ended June 30, 1996 and $19.9 million in the six months ended June 30, 1995. The primary use of cash by operating activities resulted from an increase in MPCI and crop hail premiums serviced by the Company which premiums have not yet been collected from policyholders.

INVESTING ACTIVITIES

     Cash provided by investing activities was $18.3 million in the six months ended June 30, 1996 and $21.2 million in the six months ended June 30, 1995.
The primary source of cash provided by investing activities was the receipt of a substantial portion of the deferred MPCI premiums which were financed by the Company in the fourth quarter.

                   CROP GROWERS CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     The remaining investing activities of the Company have been primarily the acquisitions of certain agency operations, purchases and sales of investment securities, and the purchase of property and equipment needed as a result of the growth of the Company.

FINANCING ACTIVITIES

     The Company used cash for financing activities of $14.6 million in the six months ended June 30, 1996 and $2.3 million in the six months ended June 30, 1995. The primary uses of cash were to repay borrowings of $13.5 and $4.0 million under its lines of credit in the six months ended June 30, 1996 and 1995, respectively.

CAPITAL RESOURCES

     The Company currently maintains two secured revolving lines of credit in the amount of $35 and $15 million. The lines of credit are committed through October 15, 1996. At the Company's option, interest on borrowings made under the lines of credit may be based on the bank's base rate or LIBOR plus 2%. The $15 million facility is available solely to pay crop hail losses with respect to policies issued, serviced or managed by or through the Company or its subsidiaries. The credit agreements require the maintenance of a minimum level of reinsurance on MPCI and crop hail loss reserves, and contain certain covenants which require the Company to meet certain financial ratios and levels of tangible net worth. At June 30, 1996, $18.8 million was outstanding under the $35 million facility. At June 30, 1996, no amounts were outstanding under the $15 million facility.

     The Company believes that the availability of borrowings under its current lines of credit and cash generated from operations will provide sufficient resources to finance the Company's current operations, projected working capital needs and dividends on its newly issued preferred stock. See "Recent Developments" and "Note 3 of Notes to Unaudited Consolidated Financial Statements.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          See Part I, Item 3 and Part II, Item 8, Note 16 (Legal Matters), of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended, Note 6 (Legal Matters), of the Company's Quarterly Report on
Form 10-Q for the quarter ended June 30, 1996 and Form 8-K dated June 10, 1996.

ITEM 2.   CHANGES IN SECURITIES.

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company held its annual meeting of stockholders on May 30, 1996. At the meeting, the stockholders re-elected Paul T. Horn as a Class 2 director. The vote for Mr. Horn was as follows:

           Votes For:                        4,703,909
           Votes Against or Withheld:            2,184
           Abstentions:                      3,444,248


           At the meeting, the stockholders also ratified the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants. The vote was as follows:

           Votes For:                        4,700,465
           Votes Against or Withheld:            5,628
           Abstentions:                      3,444,248


ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)     Exhibits

           3.1.  Certificate of Incorporation

          10.1. Preferred Stock Purchase Agreement dated July 10, 1996 between Crop Growers Corporation and Fireman's Fund Insurance Company

          10.2. MPCI General Agency Agreement dated July 10, 1996 between Crop Growers Insurance, Inc. and Fireman's Fund Insurance Company (confidential treatment of certain information has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934)

          (b)     Reports on Form 8-K

          The Company filed a report on Form 8-K dated June 10, 1996 announcing that it and its former Chief Executive Officer, John Hemmingson and its former Executive Vice President, Gary Black, had been indicted by the Independent Counsel appointed to investigate matters relating to former Secretary of Agriculture, Mike Espy. In addition, the Company announced the appointment of Larry Martinez as acting Chief Executive Officer and as a member of the Company's Board of Directors.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CROP GROWERS CORPORATION



August 11, 1996                    ________________________________
                                   David E. Hill
                                   Chief Financial Officer