Form 10-Q
period 1996-09-30
CROP GROWERS CORP
filed 1996-11-14
CIK 921584

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _______________ TO_______________

                           COMMISSION FILE NUMBER:  0-23830

                               CROP GROWERS CORPORATION
                (Exact name of registrant as specified in its charter)

DELAWARE                                               81-0491497
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

10895 LOWELL, SUITE 300
OVERLAND PARK, KANSAS                                  66210
(Address of principal executive offices)               (zip code)

                                    (913) 338-7800
                 (Registrant's telephone number, including area code)

                 201 CROP GROWERS DRIVE, GREAT FALLS, MONTANA, 59401 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____X____ No ________

The number of shares outstanding of the registrant's common stock on November 1, 1996 was 7,994,251 shares.

                               CROP GROWERS CORPORATION

                                      FORM 10-Q
                           Quarter ended September 30, 1996

                                        INDEX


                                                                          Page
                                                                          -----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 1996
              (unaudited) and December 31, 1995                             3

           Consolidated Statements of Income (Loss) (unaudited) for the
             Three and Nine Months Ended September 30, 1996 and 1995        4

           Consolidated Statements of Cash Flows (unaudited) for the
             Nine Months Ended September 30, 1996 and 1995                  5

           Notes to Unaudited Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    10


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  19

Item 2.   Changes in Securities                                            19

Item 3.   Defaults Upon Senior Securities                                  19

Item 4.   Submission of Matters to a Vote of Security Holders              19

Item 5.   Other Information                                                19

Item 6.   Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                 20

                            PART I - FINANCIAL INFORMATION

                            ITEM 1. Financial Statements.

                      CROP GROWERS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1996              1995
                                                (UNAUDITED)
ASSETS                                         -----------       ------------

Investments:
  Fixed maturities, held to maturity          $  2,309,335       $ 2,311,177
  Fixed maturities, available for sale           5,860,577         5,838,391
  Equity securities, available for sale          1,923,613         1,757,540
                                              ------------       ------------
    Total investments                           10,093,525         9,907,108

Cash and cash equivalents                        4,136,565         6,980,570
Premiums receivable, net                       220,058,231        73,870,654
Prepaids and other assets                       12,996,836         8,556,765
Reinsurance balances receivable                109,692,949        31,779,006
Property and equipment, net                      5,363,711        11,687,066
Intangible assets, net                           8,304,249         9,264,662
                                              ------------       ------------
                                              $370,646,066       152,045,831
                                              ------------       ------------
                                              ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Premiums and commissions payable              $ 79,635,400       $23,572,783
Accounts payable and other liabilities           8,577,179         8,183,036
Loss reserves                                  108,911,186        21,726,157
Reinsurance balances payable                   108,961,418        17,787,552
Note payable to bank                             7,580,000        32,245,539
Long-term debt                                   3,393,299         4,188,540
                                              ------------       ------------
                                               317,058,482       107,703,607

Redeemable preferred stock                      10,000,000                --

Stockholders' equity:
  Common stock (par value $.01):
    40,000,000 shares authorized;
    8,006,251 and 8,172,581 shares issued and
    outstanding at September 30, 1996 and
    December 31, 1995, respectively                 80,063            81,726
  Paid-in capital                               36,884,866        38,244,567
  Retained earnings                              6,427,549         5,881,973
  Unrealized appreciation of fixed maturity
    and equity investments, net of taxes           232,606           208,958
  Unearned compensation                            (37,500)          (75,000)
                                              ------------      ------------
    Total stockholders' equity                  43,587,584        44,342,224

  Contingencies
                                              ------------      ------------
                                              $370,646,066      $152,045,831
                                              ------------      ------------
                                              ------------      ------------


See accompanying notes to unaudited consolidated financial statements.

                      CROP GROWERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                     (UNAUDITED)


                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                    1996          1995              1996         1995
                                                  --------      --------          --------     --------
Revenues:
  Service fees                                  $17,419,027   $16,492,215     $ 96,737,736   $79,069,394
  Software and hardware sales                       184,209        62,845        1,117,015       702,154
  Premiums earned and other income                  422,143        46,325        2,850,640       381,136
  Investment income                                 363,571       669,079        1,077,882     1,383,350
                                                 ----------    ----------       ----------    ----------
    Total revenues                               18,388,950    17,270,464      101,783,273    81,536,034

Expenses:
  Agent commissions and other direct costs        6,928,570     6,938,947       62,255,866    49,887,534
  Cost of software and hardware sold                166,172        82,764          878,524       100,564
  Losses incurred and other expenses                 31,387    (3,219,306)       2,415,879    (2,871,826)
  General and administrative expenses             7,369,876     6,798,317       22,927,862    17,502,945
  Restructuring and non-core expenses             4,791,404            --        7,438,106            --
  Depreciation expense                              432,082       310,972        1,302,368       876,301
  Amortization expense                              382,413       234,026        1,216,142       663,292
  Interest expense                                  251,077       276,121        1,381,826       791,077
                                                 ----------    ----------       ----------    ----------
    Total expenses                               20,352,981    11,421,841       99,816,573    66,949,887
                                                 ----------    ----------       ----------    ----------

    Income (loss) before income taxes            (1,964,031)    5,848,623        1,966,700    14,586,147
    Income tax benefit (expense)                    662,649    (2,416,370)        (881,237)   (5,764,556)
                                                 ----------    ----------       ----------    ----------
      Net income (loss)                         $(1,301,382)  $ 3,432,253     $  1,085,463   $ 8,821,591

      Redeemable preferred stock dividend       $  (113,889)  $        --     $   (113,889)  $        --
                                                 ----------    ----------       ----------    ----------
      Net income (loss) attributable to
        common stock                            $(1,415,271)  $ 3,432,253     $    971,574   $ 8,821,591
                                                 ----------    ----------       ----------    ----------
                                                 ----------    ----------       ----------    ----------

    Net income (loss) per common share          $      (.17)  $       .41     $        .12   $      1.06
                                                 ----------    ----------       ----------    ----------
                                                 ----------    ----------       ----------    ----------
    Weighted average common shares
      outstanding                                 8,150,251     8,351,239        8,251,664     8,358,225
                                                 ----------    ----------       ----------    ----------
                                                 ----------    ----------       ----------    ----------


        See accompanying notes to unaudited consolidated financial statements.

                      CROP GROWERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            1996              1995
                                                         ----------        ----------
Operating activities:
  Net income                                           $   1,085,463     $  8,821,591
  Adjustments to reconcile net income to
    net cash used by operating activities:
    Depreciation                                           1,302,368           876,301
    Amortization                                           1,216,142           663,292
    Gain on sale of securities - available for sale          (61,736)         (426,879)
  Other changes:
    Premiums receivable                                 (146,187,577)     (146,026,044)
    Premiums and commissions payable                      38,208,102        48,889,840
    Accounts payable and other liabilities                   376,005         6,798,349
    Loss reserves                                         87,185,029        64,987,281
    Reinsurance balances receivable                      (77,913,943)      (53,834,108)
    Reinsurance balances payable                          91,173,866        58,959,982
    Other                                                  1,982,074           435,419
                                                        -------------     ------------
  Net cash used by operating activities                     (330,207)       (9,854,976)

Investing activities:
  Decrease in company financed premiums                   17,854,515        24,780,160
  Purchases of equity securities - available for sale     (1,177,987)               --
  Purchases of fixed maturity securities -
    available for sale                                      (214,612)      (10,047,852)
  Proceeds from sale of equity securities -
    available for sale                                     1,186,525                --
  Proceeds from sale and maturities of fixed
    maturity securities - available for sale                 115,000        19,131,051
  Acquisition of Dawson, net of cash received                     --        (5,571,421)
  Capitalization of intangible assets, including
    acquisitions of businesses                              (391,964)       (6,432,132)
  Proceeds from sale of property and equipment               166,975                --
  Purchases of property and equipment                     (2,043,219)       (4,713,996)
                                                        ------------       -----------
  Net cash provided by investing activities               15,495,233        17,145,810

Financing activities:
  Net repayments of note payable to bank                 (24,665,539)      (13,052,000)
  Proceeds from issuance of long-term debt                    30,903         4,120,937
  Issuance of redeemable preferred stock                  10,000,000                --
  Redeemable preferred stock issuance costs                 (647,000)               --
  Payment of dividend on redeemable preferred stock         (113,889)               --
  Repayments on long-term debt                              (826,144)         (696,525)
  Repurchase of common stock                              (1,801,762)               --
  Issuance of common stock                                    14,400           284,850
                                                        ------------       -----------
  Net cash used by financing activities                  (18,009,031)       (9,342,738)
                                                        ------------       -----------

  Net decrease in cash and cash equivalents               (2,844,005)       (2,051,904)
  Cash and cash equivalents, beginning of year             6,980,570         2,975,363
                                                       -------------      ------------
  Cash and cash equivalents, end of period             $   4,136,565      $    923,459
                                                       -------------      ------------
                                                       -------------      ------------


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

    In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of September 30, 1996 and December 31, 1995, and the results of its operations for the three and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995.

    Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the presentation in 1996.

2.  RECONCILIATION OF STOCKHOLDERS' EQUITY           1996               1995

    Balance at January 1,                        $44,342,224        $38,668,720
      Net income                                   1,085,463          8,821,591
      Change in unrealized appreciation of
        fixed maturity and equity investments,
        net of taxes                                  23,648           371,309
      Restricted stock compensation earned            37,500            37,500
      Exercise of stock options                       14,400           284,850
      Redeemable preferred stock dividend paid      (113,889)               --
      Issuance of common stock                            --           759,500
      Repurchase of common stock                  (1,801,762)               --
                                                 -----------       -----------
    Balance at September 30,                     $43,587,584       $48,943,470
                                                 -----------       -----------
                                                 -----------       -----------

    Included in the repurchase of common stock is the purchase of 76,000 and 68,000 shares of the Company's common stock from its former President and Chief Executive Officer John Hemmingson and its former Executive Vice President Gary Black, respectively. See footnote 5, "Separation Agreements" for further discussion on the repurchase of common stock.

3.  LINE OF CREDIT

    The Company had two secured revolving line of credit agreements in the amount of $35 and $15 million which matured on October 15, 1996. The $35 million facility has been extended through November 25, 1996. The $15 million facility was available solely to pay crop hail losses with respect to policies issued, serviced or managed by or through the company or its subsidiaries. No amounts were drawn on this line during 1996 and the Company does not anticipate needing to renew this line in 1997. The $7.6 million outstanding under the $35 million facility at September 30, 1996 was repaid during October. Since then, the Company has not borrowed any additional amounts under the line of credit.

    Historically, the Company has utilized the line of credit during the 4th quarter to finance premiums due to the Federal Crop Insurance Corporation "FCIC" which have not yet been paid to the Company by the policyholder. Under the Standard Reinsurance Agreement "SRA", the FCIC charges interest at a rate of 1.25% per month on overdue premiums and the insurance company, which is responsible for payment of the policyholder's premiums to the FCIC, passes such interest cost on to the policyholder. The Company has agreed with its contracting insurance companies to assume the responsibility

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

    for such payments to the FCIC and, therefore, receives interest payments made by policyholders on deferred premiums. The Company and Fireman's
    Fund Insurance Company are currently negotiating an agreement whereby Fireman's Fund would finance the premiums and the Company would receive a service fee as its compensation for administering the ultimate collection of premium payments by policy holders. The Company has and is also discussing financing these premiums using a line of credit.

    The FCIC provides an expense reimbursement advance to the Company once the premium due from a policyholder has been calculated and accepted by the FCIC which is in advance of when the premium is paid. The Company also uses the line of credit to finance working capital needs prior to receiving this advance from the FCIC. The Company generally utilizes the line of credit for this purpose from April through September. The Company has and is currently in the process of negotiating with lenders to secure additional working capital financing. If the Company were unable to secure a credit facility, it would be required to seek additional sources of financing for its working capital needs. Such sources could include dividends from its insurance subsidiaries, issuance of debt or equity securities, or the sale of assets.

4.  LEGAL MATTERS

    INDEPENDENT COUNSEL INVESTIGATION. On May 30, 1996, the Company, its former President and Chief Executive Officer John Hemmingson and its former Executive Vice President Gary Black were indicted by a federal grand jury in Washington, D.C. in connection with the previously announced investigation being conducted by the Independent Counsel appointed to investigate matters relating to former Secretary of Agriculture, Mike Espy. (UNITED STATES OF AMERICA V. CROP GROWERS CORPORATION, JOHN J. HEMMINGSON, AND GARY A. BLACK (CRIMINAL ACTION NO. 96-0181 (6K))) The indictment alleges conspiracy to violate federal election laws, false statements to a government agency, falsification of books and records, false statements to auditors, various securities law violations and other matters. The trial is scheduled to begin on January 23, 1997 in federal court in Washington D.C. The Company formed a special committee (the "Special Committee"), consisting of outside directors of the Board of Directors, which had the authority and discretion to take any and all appropriate actions relating to the investigation to review matters related to the investigation. In August 1996, the Company announced that the Board of Directors would have the authority to take actions with respect to the investigation and the special committee's function would end. On August 6, 1996, Mr. Hemmingson, but not the Company, was added to a previous federal indictment in New
    Orleans of Henry Espy, Alvarez Ferrouillet and other entities. The charges against Mr. Hemmingson involve money laundering and other matters being investigated by the Independent Counsel. The trial is scheduled to begin on December 2, 1996 in federal court in New Orleans. The Company believes that Mr. Hemmingson intends to defend the New Orleans matter vigorously. It is not possible to predict what adverse consequences, if any, would flow to the Company from an outcome unfavorable to Mr. Hemmingson in that proceeding.

    The Company intends to vigorously defend the charges brought against it by the Independent Counsel. Although the ultimate outcome of the proceedings cannot be determined, if the outcome is unfavorable, the Company could be subject to substantial monetary fines and other sanctions. In addition, the charges or convictions could effect the ability of the Company to participate in the MPCI program or could result in state insurance regulatory issues. Any such result would likely have a material adverse effect on the Company, its results of operations, financial position and liquidity. No provision for any liability that may result from events relating to the charges or convictions have been made in the Company's Consolidated Financial Statements.

    SHAREHOLDER LITIGATION. On May 22, 1995, a complaint in an action entitled JEANNE M. WEILEIN VS. JOHN HEMMINGSON, GARY BLACK AND CROP GROWERS CORPORATION (CIV. NO. 95-58-GF-PGH) was filed in the United States District Court for the District of Montana. On May 26, 1995, a complaint in an action entitled SANDRA L. ING. VS. JOHN HEMMINGSON, GARY BLACK AND CROP GROWERS CORPORATION (CIV. NO. 95-59-GF-PGH) was filed in the same court. Each suit was filed by one shareholder of the Company as a class action on behalf of all persons who purchased the Company's common stock between February 13, 1995 and May 16, 1995. Except for the identities of the named plaintiffs, the complaints are identical in all respects. The two suits

                   CROP GROWERS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

    have been consolidated by the court into a single action entitled IN RE CROP GROWERS SECURITIES LITIGATION (CIV. NO. 95-58-GF-PGH). The complaint alleges, among other things, that the Company made false and misleading statements in publicly filed or disseminated documents to inflate artificially the price of its common stock. The complaint seeks compensatory damages for the class. On March 20, 1996, the Magistrate Judge issued a Report and Recommendation granting the plaintiffs' motion for class certification and issued an Order denying defendants' motion to dismiss. The Company has filed objections to the Magistrate's Report and Recommendation and appealed his Order to the District Court. The District Court currently has the Company's objections and appeal under advisement. The parties are engaging in discovery, which to date has primarily involved the answering of written questions and production of documents. Deposition discovery has just commenced.

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

5.  SEPARATION AGREEMENTS

    On September 23, 1996, the Company entered into separation agreements with its former President and Chief Executive Officer John Hemmingson and its former Executive Vice President Gary Black. These agreements terminated the existing leave of absence agreements between the Company and each of Messrs. Hemmingson and Black as of June 30, 1996. As part of the arrangement, Messrs. Hemmingson and Black no longer receive any compensation or benefits from the Company and the Company agreed to purchase 68,000 and 64,000 shares of its common stock from Messrs. Hemmingson and Black, respectively, at a price of $9.88 per share (based on, among other factors, the market price of the stock on the date the agreement in principle was reached, and the termination of compensation and benefits to Messrs. Hemmingson and Black).

    Additionally, the Company agreed to purchase up to an additional 8,000 and 4,000 shares of common stock monthly from each of Messrs. Hemmingson and Black on the first day of September through January of 1997 at prices related to the then bid and asked price of the stock. Additionally, Mr. Hemmingson agreed to reduce his ownership in the Company to less than 10% of the voting stock on an as converted basis by June 30, 1998. As a part of the separation agreements, Messrs. Hemmingson and Black have also agreed to enter into proxy agreements pursuant to which an independent third party institutional proxy holder will exercise voting authority with respect to all matters on which shares then owned by either Messrs. Hemmingson or Black are entitled to vote. The proxy arrangements will not be effective until receipt of necessary insurance regulatory approvals from the state insurance commissioners of the states in which the Company's insurance companies are domiciled. Messrs. Hemmingson and Black will, subject to certain conditions, be able to dispose of their shares during the period that the proxy agreements remain in effect. Under certain circumstances, Fireman's Fund Insurance Company has a first right of refusal on shares sold by either Messrs. Hemmingson or Black. The proxies will remain in place until the earlier of the acquittal of Messrs. Hemmingson and Black under the indictments obtained by the Independent Counsel or the end of the suspension/debarment periods currently being imposed by the Federal Crop Insurance Corporation on Messrs. Hemmingson and Black.

    At September 30, 1996, the Company had purchased 76,000 and 68,000 shares from Messrs. Hemmingson and Black, respectively at an average price of $9.78 per share.
                                       8

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

6.  RESTRUCTURING AND NON-CORE EXPENSES

    The following is a breakdown of restructuring and non-core expenses.


                                                        Three months ended    Nine months ended
                                                        September 30, 1996    September 30, 1996
                                                        ------------------    ------------------
    Write down and losses on assets to be disposed
      and elimination of non-core operations               $ 1,654,000            $ 1,847,000
    Other restructuring charges                                761,000                761,000
                                                           -----------            -----------
         Total restructuring charges                         2,415,000              2,608,000
                                                           -----------            -----------

    Shareholder litigation - defense costs                      33,000                168,000
    Independent counsel matters - defense costs              1,313,000              2,732,000
                                                           -----------            -----------
         Total defense costs                                 1,346,000              2,900,000
                                                           -----------            -----------

    Relocation costs                                         1,030,000              1,930,000
                                                           -----------            -----------
         Total restructuring and
           non-core expenses                               $ 4,791,000            $ 7,438,000
                                                           -----------            -----------
                                                           -----------            -----------


    As part of the Company's consolidation efforts, the Company has recorded write downs and losses on assets to be disposed consisting of real estate and software mapping inventory. The Company has also recorded expenses related to the elimination of certain business operations including travel agency and employee leasing ventures. These amounts were written off or down to net realizable value in the three months ended September 30, 1996. At September 30, 1996, the Company had $7.2 million recorded as assets to be disposed which are included in prepaids and other assets. The Company anticipates selling these assets over the next twelve months.

    The Company continues to vigorously defend the Independent Counsel indictment and the shareholder litigation. Those costs incurred in defending these actions, including the advancement of costs under the indemnification agreements with Messrs. Hemmingson and Black, have been recorded as defense costs.

    On March 28, 1996, the Company announced that it was relocating its headquarters and main office to Overland Park, Kansas. Since then, the Company has substantially completed relocation efforts and anticipates completion of these efforts by the end of 1996.

7.  ISSUANCE OF REDEEMABLE PREFERRED STOCK

    On July 10, 1996, Fireman's Fund Insurance Company purchased 10,000 shares of a new series of preferred stock of the Company for $10 million. The preferred stock is convertible into common stock at a price of $13.25 per share (equivalent to 754,717 shares), subject to certain adjustments. The preferred stock pays a quarterly dividend (on each January 1, April 1, July 1 and October 1 commencing October 1, 1996) of 5% per annum and is entitled to vote on all matters brought before the common stockholders on an as-converted basis. The preferred stock is redeemable at the option of the Company on or after July 9, 1997, at $1,000 per share plus all dividends accumulated and unpaid on the date fixed for redemption; however, the Company may not redeem the shares prior to July 9, 2001 unless the price of the common stock exceeds a redemption threshold set forth in the certificate of designations creating the preferred stock. The preferred stock is subject to mandatory redemption on July 9, 2006. Subsequent to the issuance of preferred stock, the Company has 10,000,000 shares authorized (par value $.01) and 10,000 shares issued and outstanding.

                      CROP GROWERS CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

Except for the historical information contained in this Quarterly Report on Form 10-Q, matters discussed herein may constitute forward-looking information. Such forward-looking information reflects the Company's current best estimates regarding future operations, but, since they are only estimates, actual results may differ materially from such estimates.

A variety of events, most of which are outside the Company's control, cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are weather conditions, natural disasters, changes in state or federal laws or regulations, price competition impacting premium levels and agent commissions, issues related to the indictments brought by the Independent Counsel, and general economic conditions. In addition, and more specifically, federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact the Company's results of operations.

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

AGENCY OPERATIONS

SERVICE FEES

    The Company's agency operations revenues include service fees related to the servicing of MPCI and crop hail insurance and excess loss adjusting expense reimbursement related to MPCI premiums serviced.

    For MPCI buy-up coverage, the Company is entitled to the expense
reimbursement payable by the FCIC.   This expense reimbursement is passed
through to the Company under its MPCI contracts with third party insurance companies and is paid directly to the Company for MPCI premiums underwritten by its property and casualty insurance subsidiaries. For the 1997 crop year, beginning July 1, 1996, the expense reimbursement for buy-up coverage has been established by the FCIC at 29%. For the 1996 and 1995 crop years, the expense reimbursement for buy-up coverage was established by the FCIC at 31%.

    For MPCI basic coverage, the Company retains a portion of the administrative fee paid by the insured and receives an amount for loss adjusting expenses (regardless of the loss experience of the insureds), which amounts are passed through or paid directly to the Company under its MPCI contracts. For basic coverage, the Company's portion of the administrative fee is up to the first $100 of the fee paid by the insured and the loss adjusting expense reimbursement which is equal to 4.7% of an imputed premium.

    The expense reimbursement level for the 1998 and 1999 crop years for buy-up coverage is limited under the Federal Crop Insurance Reform Act of 1994 (the "Reform Act") to levels not to exceed 28% and 27.5%, respectively. Because the Company's MPCI service fees

                      CROP GROWERS CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

are directly related to the expense reimbursement established by the FCIC, the Company's future MPCI service fees will be affected by the reduction in the level of expense reimbursement. Prior to the 1997 crop year, the impact of FCIC expense reimbursement level reductions on the Company's net earnings had been minimized because the Company had reduced its agents' commissions in order to minimize the impact on its margin on MPCI business. MPCI agent commissions vary by agent depending on such factors as the volume of premium produced by the agent, whether or not the agent is responsible for any direct costs and other competitive factors. The Company believes, based on competitive factors within the industry, that it will have to absorb a significant portion of the expense reimbursement reduction in the 1997 crop year. For the 1998 crop year the Company will negotiate with agents regarding reduced commissions on buy-up coverage to offset the expense reimbursement reduction, however, there is no assurance that any reduction will be passed through to agents as a result of competitive or other factors.

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

AGENT COMMISSIONS AND OTHER DIRECT COSTS

    Agent commissions and other direct costs related to marketing and servicing MPCI are obligations of the Company and, accordingly, are reflected as expenses of the Company. Additionally, agent commissions and other direct costs on crop hail insurance are generally direct obligations of the Company and, therefore, are reflected as expenses of the Company. Under the Company's crop hail contract with CNA Insurance Companies ("CNA"), agent commissions and other direct costs, except loss adjusting expense, are the direct obligations of CNA and therefore are not reflected as an expense of the Company.

    Other direct costs include overwrite fees payable to third party insurance companies, loss adjusting expenses, premium taxes on crop hail insurance, bureau fees and other costs. These costs, except for loss adjusting expense, vary proportionally with the amount of premiums serviced. As a result of the Fireman's Fund alliance, the Company will no longer pay any overwrite fees on MPCI with Fireman's Fund.

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

    Sales of VisAg and other mapping products have not made a significant contribution to revenues or earnings since their introduction. Management continues to assess the VisAg product marketing and distribution strategy and does not expect to achieve significant profitability in its software operations over the next nine to fifteen months. The Company will seek to manage these operations to a break even level over this period. The Company does, however, continue to believe map based technology is important in supporting its crop insurance operations and will continue to develop products for use by its agency distribution network.

INSURANCE OPERATIONS

    The Company's insurance operations include premiums earned and losses incurred on MPCI buy up and basic coverages, crop hail, and other insurance coverages underwritten and retained by the Company's property and casualty insurance subsidiaries. Additionally, the Company has arrangements with its third party insurance companies pursuant to which it is entitled to receive a percentage of the underwriting gains, if any, on crop insurance it services. These gains, or profit sharing, are reflected as additional service fees.

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

    For the 1996 and 1997 crop years, the Company did not retain any MPCI premiums underwritten by its insurance companies. For the 1996 crop hail season, the Company retained 15% of crop hail premiums underwritten by Dawson Hail Insurance Co. The Company has secured stop loss coverage

                      CROP GROWERS CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONTINUED)

whereby the reinsurers indemnify the Company for significantly all of the aggregate net losses in excess of 80% of net earned premiums retained by the Company. The reinsurers are not obligated for aggregate net losses in excess of 180% of net earned premiums.

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

    The Company also earns investment income on interest and dividends on investment securities and excess cash invested at certain times of the year, which typically occurs after MPCI and crop hail premiums are collected. Also included in investment income are income and losses on investments in companies which are less than 50% owned, which are accounted for under the equity method. For the three and nine months ended September 30, 1996, losses on investments in less than 50% owned companies were $138,000 and $382,000, respectively.

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

    The following table sets forth MPCI and crop hail premiums serviced by quarter. MPCI premiums for 1995 and 1996 crop years have been adjusted to reflect actual premiums serviced by quarter.

                          Three months ended    Three months ended    Three months ended    Nine months ended
                              March 31,              June 30,            September 30,        September 30,
                           1996        1995      1996        1995       1996       1995       1996      1995
                          -----       -----     -----       -----      -----      -----      -----     -----
Premiums serviced
  (in millions)
  MPCI Buy-up            $183.1      $126.4    $  --       $   --     $ 24.3     $ 32.6     $207.4    $159.0
       Basic               34.5        28.5       --           --        5.8        6.6       40.3      35.1
                          -----       -----     -----       -----      -----      -----      -----     -----
         Total           $217.6       154.9    $  --       $   --     $ 30.1     $ 39.2     $247.7    $194.1
                          -----       -----     -----       -----      -----      -----      -----     -----
                          -----       -----     -----       -----      -----      -----      -----     -----
    Crop Hail            $   --      $   --    $ 76.4      $ 63.3     $  6.7     $  6.8     $ 83.1    $ 70.1
                          -----       -----     -----       -----      -----      -----      -----     -----
                          -----       -----     -----       -----      -----      -----      -----     -----

                                      13

                      CROP GROWERS CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    AGENCY OPERATIONS. Service fees were $17.4 million for the three months ended September 30, 1996 compared to $16.5 million in the three months ended September 30, 1995. In the three months ended September 30, 1995, service fees were reduced by $5.2 million attributed to premium estimate revisions related to the 1995 crop year. There were no such premium estimate revisions made in the three months ended September 30, 1996. Without giving effect to this adjustment, service fees decreased $4.3 million for the three months ended September 30, 1996 from the comparable period in 1995. Total MPCI premiums serviced in the three months ended September 30, 1996 were $30.1 million as compared to $39.2 million in the three months ended September 30, 1995. The premium decrease was attributed primarily to the loss of premium from the Kansas Farm Bureau, which is now performing its own servicing in house, of approximately $6.4 million. Also contributing to the decrease was the loss of of premium written by other agencies who elected to have their premiums serviced by other insurance companies. Management believes that the company's premiums in the fourth quarter 1996 and the first quarter 1997 will continue to be negatively inpacted by certain factors including the dissolution of its MPCI agreement with CNA Insurance Company "CNA." See "Restructuring and Non-Core Expenses."

    Also contributing to the decrease was the effect of the reduction of the expense reimbursement from 31% in the 1996 crop year to 29% in the 1997 crop year. This resulted in a reduction of approximately $500,000 in service fee revenues on the premiums serviced in the three months ended September 30, 1996.

    The Company also recorded $6.8 million in profit sharing revenue in the three months ended September 30, 1996 as compared to $5.2 million in the three months ended September 30, 1995. The increase in profit sharing was primarily a result of increased premiums serviced in the 1996 crop year.

    In addition to profit sharing, the Company also recorded excess loss adjusting expense revenue of $702,000 in the three months ended September 30, 1996 as compared to $2.6 million in the three months ended September 30, 1995. Included in the $2.6 million of excess loss adjusting expense revenue in the three months ended September 30, 1995 was $1.7 million of excess loss adjusting expense revenue associated with hold harmless provisions on certain prevented planting claims. No similar amounts have been recorded relating to prevented planting claims in the three months ended September 30, 1996.

    Agent commissions and other direct costs were $6.9 million for both the three months ended September 30, 1996 and 1995. In the three months ended September 30, 1995, agent commissions and other direct costs were reduced by $2.6 million attributed to premium estimate revisions related to the 1995 crop year. Without giving effect to this adjustment, agent commissions and other direct costs decreased by $2.6 million in the three months ended September 30, 1996 from the comparable period in 1995. This decrease was primarily the result of the reductions in premiums serviced in the three months ended September 30, 1996. Also contributing to the decrease was the elimination of the majority of the overwrite fees in the 1997 crop year.

    SOFTWARE OPERATIONS. Software and hardware sales increased $121,000 to $184,000 for the three months ended September 30, 1996 compared to $63,000 in the three months ended September 30, 1995. Cost of software sold increased $83,000 in the three months ended September 30, 1996 to $166,000 from $83,000 in three months ended September 30, 1995. The increases were attributed to sales of VisAg which was introduced in December 1995, and increased sales of mapping products.

    INSURANCE OPERATIONS. During the third quarter of 1996, the Company retained 15% of the crop hail premiums underwritten by its insurance company subsidiary Dawson Hail Insurance Co. ("Dawson"). For the three months ended September 30, 1996, Dawson wrote $2.3 million in crop hail premiums. These premiums have been reflected in the accompanying financial statements assuming an approximate 40.0% loss ratio. Dawson was not acquired until July 14, 1995, which was after most crop hail premiums were written. Virtually all

                      CROP GROWERS CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

other premiums underwritten by the Company's property and casualty insurance subsidiaries are reinsured with third party insurance companies.

    Included in the three months ended September 30, 1995, was $3.2 million in underwriting gains. In connection with the purchase of Dawson, at July 14, 1995, initial estimates were made of premiums and losses related to the MPCI and crop hail business underwritten by Dawson prior to the acquisition. The Company's practice is to estimate a breakeven underwriting result until late in the third quarter, when more information is available on the underwriting results of its premiums serviced. Subsequent to the acquisition of Dawson, the FCIC changed the MPCI program to provide insurance companies relief for most of the prevented planting losses, and as a result the level of loss reserves estimated at the acquisition date was higher than the amount ultimately necessary. This reduction of loss reserves along with other changes in estimates made as of the acquisition date, resulted in the business acquired having an underwriting gain.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 8.4% in the three months ended September 30, 1996 to $7.4 million from $6.8 million in the three months ended September 30, 1995. The increase was due primarily to increased costs incurred in servicing the year to year increase in MPCI and crop hail premium volumes serviced by the Company. General and administrative expenses increased $600,000 in the three months ended September 30, 1996 as compared to the same period last year, but were down $1.0 million from the three months ended June 30, 1996. For the fourth quarter of 1996, the Company expects general and administrative expenses to be significantly lower than the same period last year.

    RESTRUCTURING AND NON-CORE EXPENSES. As a result of managements assessment of the Company's core operation and focus on improving the consistency of its financial performance and improving shareholder returns, the Company has recorded write downs and losses on assets to be disposed consisting of real estate and software mapping. The Company has also recorded expenses related to the elimination of certain business operations including travel agency and employee payroll leasing ventures.

    As a result of the dissolution of its MPCI agreement with CNA, the Company is in the process of transferring or requesting agents to cancel and rewrite MPCI policies previously written on CNA paper to Fireman's Fund, or one of its insurance subsidiaries' paper. For other competitive factors, including significant incentive fees being offered to agents by competitors to induce agents to transfer their books of business, the Company has offered incentive fees to agents to compensate them for obtaining the necessary cancellation and rewrite forms from policyholders. In the three months ended September 30, 1996, the Company agreed to pay approximately $200,000 in such incentive fees. The Company expects to pay approximately $1.0 to $1.3 million of additional incentive fees during the next six months as a part of the cancellation and rewrite process. The Company anticipates accruing these amounts in the fourth quarter 1996 and first quarter 1997 consistent with the company's revenue recognition method. The Company believes these costs are a one time expenditure and will not be incurred after the first quarter 1997.

     In the three months ended September 30, 1996, the Company incurred approximately $1.3 million in expenses, primarily legal fees, in connection with the indictments of the Company and certain of its former officers by the Independent Counsel appointed to investigate matters relating to former Secretary of Agriculture, Mike Espy. The Company is currently advancing expenses for Messrs. Hemmingson and Black pursuant to the advancement provisions of the indemnification agreements with the Company. The Company also incurred approximately $33,000 in the three months ended September 30, 1996 in connection with defending a shareholder class action lawsuit filed in May 1995. The Company expects these legal expenses to continue to be significant for the foreseeable future. See Note 4 and 6 of Notes to Unaudited Consolidated Financial Statements.

    The Company also incurred approximately $1.0 million in relocation costs as part of the relocation of the Company's main office to Overland Park, Kansas. The Company expects the relocation to be substantially completed by December 1996. The Company expects to offset the relocation costs through the reduction in its workforce occurring as a part of the relocation and other administrative cost savings over the next year.

                      CROP GROWERS CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)


    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses increased to $815,000 in the three months ended September 30, 1996 from $545,000 for the three months ended September 30, 1995. The increase was primarily a result of increased property and equipment purchased in 1995 and an increase in the amortization of intangible assets as a result of 1995 acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    AGENCY OPERATIONS. Service fees increased 22.4% to $96.7 million for the nine months ended September 30, 1996 compared to $79.1 million in the nine months ended September 30, 1995. The increase in service fees was primarily the result of increased MPCI premiums serviced primarily attributable to acquisitions made in 1995 and FCIC established rate increases as well as increased crop hail premiums serviced. MPCI buy up and basic coverage premiums serviced in the nine months ended September 30, 1996 were $207.4 million and $40.3 million, respectively, as compared to $159.0 million and $35.1 million in the nine months ended September 30, 1995. Crop hail premiums serviced in the nine months ended September 30, 1996 were $83.1 million as compared to $70.1 million in the nine months ended September 30, 1995.

     Agent commissions and other direct costs increased 24.8% to $62.3 million for the nine months ended September 30, 1996 compared to $49.9 million for the nine months ended September 30, 1995. The increase in agent commissions and other direct costs was the result of the increased MPCI and crop hail premiums serviced by the Company.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 31.0% in the nine months ended September 30, 1996 to $22.9 million from $17.5 million in the nine months ended September 30, 1995. The increase was due primarily to increased costs incurred in servicing the year to year increase in the MPCI and crop hail premium volumes serviced by the Company.

    RESTRUCTURING AND NON-CORE EXPENSES. As part of managements assessment of the Company's core operation and focus on the improvement of its financial performance and improved shareholder returns, the Company has recorded write downs and losses on assets to be disposed consisting of real estate and software mapping. The Company has also recorded expenses related to the elimination of certain business operations including travel agency and employee payroll leasing ventures. For a discussion of incentive fees paid to agents in connection with the cancellation/rewrite process, see the Three Months discussion.

    In the nine months ended September 30, 1996, the Company incurred approximately $2.7 million in expenses, primarily legal fees, in connection with the indictments of the Company and certain of its former officers by the Independent Counsel appointed to investigate matters relating to former Secretary of Agriculture, Mike Espy. The Company also incurred approximately $168,000 in the nine months ended September 30, 1996 in connection with defending a shareholder class action lawsuit filed in May 1995.

    The Company also incurred approximately $1.9 million in relocation costs as part of the relocation of the Company's main office to Overland Park, Kansas.

                      CROP GROWERS CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses increased to $2.5 million in the nine months ended September 30, 1996 from $1.5 million for the nine months ended September 30, 1995. The increase was primarily a result of increased property and equipment purchased in 1995 and an increase in the amortization of intangible assets as a result of 1995 acquisitions.

    INTEREST EXPENSE. Interest expense increased 74.7% to $1.4 million in the nine months ended September 30, 1996 from $791,000 in the nine months ended September 30, 1995. The increase in interest expense was primarily due to additional borrowings necessary to finance MPCI deferred premiums and the increase in operating expenses necessary to service the increase in premium volumes.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows for the Company's MPCI and crop hail businesses differ in certain respects from cash flows associated with more traditional property and casualty lines. MPCI premiums are generally not received from the farmer until the covered crops have been harvested, and when received, are remitted monthly by the Company in full to the FCIC. In the crop hail business, premiums are generally not received until after the harvest, while losses and other expenses are paid throughout the year.

OPERATING ACTIVITIES

    Cash used by operating activities was $330,000 in the nine months ended September 30, 1996 and $9.9 million in the nine months ended September 30, 1995. The primary use of cash by operating activities resulted from an increase in MPCI and crop hail premiums serviced by the Company which premiums have not yet been collected from policyholders. The primary reason for cash used from operating activities in the nine months ended September 30, 1995 was a result of the extension by the FCIC of reporting deadlines for the 1995 crop year (which delayed the Company's receipt of a portion of the expense reimbursement payable to the Company on MPCI premiums.) There were no such delays for the 1996 crop year.

INVESTING ACTIVITIES

    Cash provided by investing activities was $15.5 million in the nine months ended September 30, 1996 and $17.1 million in the nine months ended September 30, 1995. The primary source of cash provided by investing activities was the receipt of a substantial portion of the deferred MPCI premiums which were financed by the Company in the fourth quarter.

    The remaining investing activities of the Company have been primarily the acquisitions of certain agency operations, purchases and sales of investment securities, and the purchase of property and equipment needed as a result of the growth of the Company.

FINANCING ACTIVITIES

    Cash used by financing activities was $18.0 million in the nine months ended September 30, 1996 and $9.3 million in the nine months ended September 30, 1995. The primary uses of cash were to repay borrowings of $24.7 and $13.1 million under its lines of credit in the nine months ended September 30, 1996 and 1995, respectively. The primary source of cash in the nine months ended September 30, 1996 was the issuance of $10.0 million of redeemable preferred stock to Fireman's Fund, the proceeds of which were used to pay down short term borrowings.

CAPITAL RESOURCES

    The Company had two secured revolving line of credit agreements in the amount of $35 and $15 million which matured on October 15, 1996. The $35 million facility has been extended through November 25, 1996. The $15 million facility was available solely to pay crop hail losses with respect to policies issued, serviced or managed by or through the company or its subsidiaries. No amounts were drawn on this line during 1996 and the Company does not anticipate needing to renew this line in 1997. The $7.6 million outstanding under the $35 million facility at September 30,1996 was repaid during October. Since then, the Company has not borrowed any additional amounts under the line of credit.
                                      17

                      CROP GROWERS CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

    Historically, the Company had utilized the line of credit during the fourth quarter to finance premiums due to the FCIC which have not yet been paid to the Company by the policyholder. Under an SRA, the FCIC charges interest at a rate of 1.25% per month on overdue premiums and the insurance company, which is responsible for payment of the policyholder's premiums to the FCIC, passes such interest cost on to the policyholder. The Company has agreed with its contracting insurance companies to assume the responsibility for such payments to the FCIC and, therefore, receives interest payments made by policyholders on deferred premiums. The Company and Fireman's Fund are currently negotiating an agreement whereby Fireman's Fund would finance the premiums and the Company would receive a service fee as its compensation for administering the ultimate collection of premium payments by policy holders. The Company has and is also discussing financing these premiums using a line of credit.

    The FCIC provides an expense reimbursement advance to the Company once the premium due from a policyholder has been calculated and accepted by the FCIC which is in advance of when the premium is paid. The Company also uses the line of credit to finance the working capital needs prior to receiving this advance from the FCIC. The Company generally utilizes the line of credit for this purposes from April through September. The Company has and is currently in the process of negotiating with lenders to secure additional working capital financing. If the Company were unable to secure a credit facility, it would be required to seek additional sources of financing for its working capital needs. Such sources could include, among other things, dividends from its insurance subsidiaries, issuance of debt or equity securities, or the sale of assets.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     See Note 4 (Legal Matters) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and the Company's Current Report on Form 8-K dated June 10, 1996. See also Part I, Item 3 and Part II,
Item 8, Note 16 (Legal Matters), of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)         Exhibits

         10.1. Separation Agreement dated September 23, 1996 between John Hemmingson and the Company

         10.2. Right of First Offer and First Refusal Agreement dated September 23, 1996 between Fireman's Fund Insurance Company, John Hemmingson, and the Company

         10.3. Separation Agreement dated September 23, 1996 between Gary Black and the Company

         10.4. Right of First Offer and First Refusal Agreement dated September 23, 1996 between Fireman's Fund Insurance Company, Gary Black, and the Company

         10.5.     Coehlo Associates Amended Promissory Note dated May 31, 1996

         (b)         Reports on Form 8-K

                   None

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CROP GROWERS CORPORATION



November 14, 1996                           ________________________
                                            David E. Hill
                                            Chief Financial Officer