Form 10-Q/A
period 1996-09-30
CROP GROWERS CORP
filed 1996-12-24
CIK 921584

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q/A


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

                               CROP GROWERS CORPORATION

                                      FORM 10-Q/A
                           Quarter ended September 30, 1996

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

                            PART I - FINANCIAL INFORMATION

                            ITEM 1. Financial Statements.

                      CROP GROWERS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1996              1995
                                                (UNAUDITED)
ASSETS                                         -----------       ------------

Investments:
  Fixed maturities, held to maturity          $  2,309,335       $  2,311,177
  Fixed maturities, available for sale           5,860,577          5,838,391
  Equity securities, available for sale          1,923,613          1,757,540
                                              ------------       ------------
    Total investments                           10,093,525          9,907,108

Cash and cash equivalents                        4,136,565          6,980,570
Premiums receivable, net                       220,058,231         73,870,654
Prepaids and other assets                       12,996,836          8,556,765
Reinsurance balances receivable                109,692,949         31,779,006
Property and equipment, net                      5,363,711         11,687,066
Intangible assets, net                           8,304,249          9,264,662
                                              ------------       ------------
                                              $370,646,066       $152,045,831
                                              ------------       ------------
                                              ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Premiums and commissions payable              $ 79,635,400       $ 23,572,783
Accounts payable and other liabilities           8,577,179          8,183,036
Loss reserves                                  108,911,186         21,726,157
Reinsurance balances payable                   108,961,418         17,787,552
Note payable to bank                             7,580,000         32,245,539
Long-term debt                                   3,393,299          4,188,540
                                              ------------       ------------
                                               317,058,482        107,703,607

Redeemable preferred stock                      10,000,000                 --

Stockholders' equity:
  Common stock (par value $.01):
    40,000,000 shares authorized;
    8,006,251 and 8,172,581 shares issued and
    outstanding at September 30, 1996 and
    December 31, 1995, respectively                 80,063             81,726
  Paid-in capital                               36,884,866         38,244,567
  Retained earnings                              6,427,549          5,881,973
  Unrealized appreciation of fixed maturity
    and equity investments, net of taxes           232,606            208,958
  Unearned compensation                            (37,500)           (75,000)
                                              ------------       ------------
    Total stockholders' equity                  43,587,584         44,342,224

  Contingencies
                                              ------------       ------------
                                              $370,646,066       $152,045,831
                                              ------------       ------------
                                              ------------       ------------


See accompanying notes to unaudited consolidated financial statements.

                      CROP GROWERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                     (UNAUDITED)


                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                    1996          1995              1996         1995
                                                  --------      --------          --------     --------
Revenues:
  Service fees                                  $17,419,027   $16,492,215     $ 96,737,736   $79,069,394
  Software and hardware sales                       184,209        62,845        1,117,015       702,154
  Premiums earned and other income                  422,143        46,325        2,850,640       381,136
  Investment income                                 363,571       669,079        1,077,882     1,383,350
                                                -----------   -----------     ------------   -----------
    Total revenues                               18,388,950    17,270,464      101,783,273    81,536,034

Expenses:
  Agent commissions and other direct costs        6,928,570     6,938,947       62,255,866    49,887,534
  Cost of software and hardware sold                166,172        82,764          878,524       100,564
  Losses incurred and other expenses                 31,387    (3,219,306)       2,415,879    (2,871,826)
  General and administrative expenses             7,369,876     6,798,317       22,927,862    17,502,945
  Restructuring and non-core expenses             4,791,404            --        7,438,106            --
  Depreciation expense                              432,082       310,972        1,302,368       876,301
  Amortization expense                              382,413       234,026        1,216,142       663,292
  Interest expense                                  251,077       276,121        1,381,826       791,077
                                                -----------   -----------     ------------   -----------
    Total expenses                               20,352,981    11,421,841       99,816,573    66,949,887
                                                -----------   -----------     ------------   -----------

    Income (loss) before income taxes            (1,964,031)    5,848,623        1,966,700    14,586,147
    Income tax benefit (expense)                    662,649    (2,416,370)        (881,237)   (5,764,556)
                                                -----------   -----------     ------------   -----------
      Net income (loss)                         $(1,301,382)  $ 3,432,253     $  1,085,463   $ 8,821,591

      Redeemable preferred stock dividend       $  (113,889)  $        --     $   (113,889)  $        --
                                                -----------   -----------     ------------   -----------
      Net income (loss) attributable to
        common stock                            $(1,415,271)  $ 3,432,253     $    971,574   $ 8,821,591
                                                -----------   -----------     ------------   -----------
                                                -----------   -----------     ------------   -----------

    Net income (loss) per common share          $      (.17)  $       .41     $        .12   $      1.06
                                                -----------   -----------     ------------   -----------
                                                -----------   -----------     ------------   -----------
    Weighted average common shares
      outstanding                                 8,150,251     8,351,239        8,251,664     8,358,225
                                                -----------   -----------     ------------   -----------
                                                -----------   -----------     ------------   -----------


        See accompanying notes to unaudited consolidated financial statements.

                      CROP GROWERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            1996              1995
                                                         ----------        ----------
Operating activities:
  Net income                                           $   1,085,463     $  8,821,591
  Adjustments to reconcile net income to
    net cash used by operating activities:
    Depreciation                                           1,302,368           876,301
    Amortization                                           1,216,142           663,292
    Gain on sale of securities - available for sale          (61,736)         (426,879)
  Other changes:
    Premiums receivable                                 (146,187,577)     (146,026,044)
    Premiums and commissions payable                      38,208,102        48,889,840
    Accounts payable and other liabilities                   376,005         6,798,349
    Loss reserves                                         87,185,029        64,987,281
    Reinsurance balances receivable                      (77,913,943)      (53,834,108)
    Reinsurance balances payable                          91,173,866        58,959,982
    Other                                                  3,286,074           435,419
                                                        -------------     ------------
  Net cash used by operating activities                     (330,207)       (9,854,976)

Investing activities:
  Decrease in company financed premiums                   17,854,515        24,780,160
  Purchases of equity securities - available for sale     (1,177,987)               --
  Purchases of fixed maturity securities -
    available for sale                                      (214,612)      (10,047,852)
  Proceeds from sale of equity securities -
    available for sale                                     1,186,525                --
  Proceeds from sale and maturities of fixed
    maturity securities - available for sale                 115,000        19,131,051
  Acquisition of Dawson, net of cash received                     --        (5,571,421)
  Capitalization of intangible assets, including
    acquisitions of businesses                              (391,964)       (6,432,132)
  Proceeds from sale of property and equipment               166,975                --
  Purchases of property and equipment                     (2,043,219)       (4,713,996)
                                                        ------------       -----------
  Net cash provided by investing activities               15,495,233        17,145,810

Financing activities:
  Net repayments of note payable to bank                 (24,665,539)      (13,052,000)
  Proceeds from issuance of long-term debt                    30,903         4,120,937
  Issuance of redeemable preferred stock                  10,000,000                --
  Redeemable preferred stock issuance costs                 (647,000)               --
  Payment of dividend on redeemable preferred stock         (113,889)               --
  Repayments on long-term debt                              (826,144)         (696,525)
  Repurchase of common stock                              (1,801,762)               --
  Issuance of common stock                                    14,400           284,850
                                                        ------------       -----------
  Net cash used by financing activities                  (18,009,031)       (9,342,738)
                                                        ------------       -----------

  Net decrease in cash and cash equivalents               (2,844,005)       (2,051,904)
  Cash and cash equivalents, beginning of year             6,980,570         2,975,363
                                                       -------------      ------------
  Cash and cash equivalents, end of period             $   4,136,565      $    923,459
                                                       -------------      ------------
                                                       -------------      ------------


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

    Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the presentation in 1996.

2.  RECONCILIATION OF STOCKHOLDERS' EQUITY           1996               1995
                                                 -----------        -----------

    Balance at January 1,                        $44,342,224        $38,668,720
      Net income                                   1,085,463          8,821,591
      Change in unrealized appreciation of
        fixed maturity and equity investments,
        net of taxes                                  23,648           371,309
      Restricted stock compensation earned            37,500            37,500
      Exercise of stock options                       14,400           284,850
      Redeemable preferred stock dividend paid      (113,889)               --
      Issuance of common stock                            --           759,500
      Repurchase of common stock                  (1,801,762)               --
                                                 -----------       -----------
    Balance at September 30,                     $43,587,584       $48,943,470
                                                 -----------       -----------
                                                 -----------       -----------

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

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

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

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

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


                                            CROP GROWERS CORPORATION



December 24, 1996                           ________________________
                                            David E. Hill
                                            Chief Financial Officer