Form 10-K405
period 1996-12-31
CROP GROWERS CORP
filed 1997-03-31
CIK 921584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                         Commission File Number 0-23830

                            CROP GROWERS CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              81-0491497
     (State or jurisdiction                                 (I.R.S. Employer
  of incorporation or organization)                         Identification No.)

     10895 LOWELL, SUITE 300
       OVERLAND PARK, KANSAS                                       66210
 (Address of principal executive offices)                        (zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (913) 338-7800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

  The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 21, 1997, was approximately $65,334,951.

  As of March 21, 1997, the shares outstanding of the registrant's common stock was 7,972,251.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                     PART I
ITEM 1. BUSINESS

RECENT DEVELOPMENT

     On March 5, 1997, Crop Growers Corporation ("Crop Growers" or the "Company") and Fireman's Fund Insurance Company ("Fireman's Fund") entered into a definitive agreement by which Fireman's Fund would acquire the Company in a cash merger at $10.25 per share. Fireman's Fund presently owns convertible preferred stock of the Company and has exercised its right to purchase an additional 1,827,477 shares of common stock from former Company executives for $10.00 per share. The Company consented to such purchases, subject to certain restrictions. The transaction is subject to, among other things, Company stockholder approval, regulatory approvals and other customary conditions. Because of regulatory approvals and clearances, the transaction is not expected to close until mid-1997.

     Through March 28, 1997, the Company had the right to seek alternative acquisition proposals from certain companies and to receive unsolicited proposals. After March 28, 1997, the Company may receive unsolicited proposals. The Company may terminate the Fireman's Fund agreement under certain, limited, circumstances upon payment of a break-up fee of $2.4 million.

     See the Company's Current Report on Form 8-K dated February 28, 1997, for more information concerning this transaction. See also "Relationships with Third Party Insurance Companies--Fireman's Fund" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

FORWARD-LOOKING INFORMATION

     Except for the historical information contained in this Annual Report on Form 10-K, matters discussed herein may constitute forward-looking information. Such forward-looking information reflects the Company's current best estimates regarding future operations, but, since they are only estimates, actual results may differ materially from such estimates.

     A variety of events, most of which are outside the Company's control, cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are weather conditions, natural disasters, changes in federal or state laws or regulations including, without limitation, changes to the multi-peril crop insurance ("MPCI") program currently being considered and future changes by the Federal Crop Insurance Corporation ("FCIC") (the federal agency which administers the MPCI program), funding for the MPCI program, price competition impacting premium levels and agent commissions, and general economic conditions. Federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact the Company's results of operations. See "The MPCI Program---Recent Developments" for a discussion of certain changes being proposed to the MPCI program.

GENERAL

     Crop Growers is one of the nation's leading marketers and servicers of crop insurance. The Company markets and services federal MPCI, private crop hail insurance and other insurance products underwritten by third party insurance companies, as well as its own property and casualty insurance company subsidiaries. MPCI is a federally regulated and subsidized insurance program which is available to farmers to reduce the risk of crop loss from adverse weather, natural disasters and other uncontrollable events. The Company's other major insurance product marketed and serviced, crop hail insurance, supplements MPCI or can be written on a stand alone basis.

     The Company's revenues consist primarily of fees for servicing policies for third party insurers relating to the premiums generated through its agency network. To date, the majority of the Company's service fee revenues have been derived from the servicing of MPCI policies. The Company's services include enforcing underwriting guidelines, providing software systems to agents, policy processing, accounting and statistical reporting, claims administration and adjusting services and, in the case of crop hail insurance and other insurance products, rate analysis and filings. In addition, the Company participates in the formulation of the risk management strategy related to the premiums it services. Crop Growers' arrangements with third party insurers allow it to share in underwriting gains, if any, without assuming any underwriting loss related to the premiums it services. In addition, the Company may have underwriting gains or losses attributable to underwritten premiums retained by its insurance company subsidiaries.

     Since its inception in 1989, the Company has expanded its rural distribution network to include over 3,000 agencies in over 40 states. The Company competes for agents by emphasizing its range of services and support and a competitive level of commissions. The Company has developed proprietary software systems that it believes allow it to attract and retain agents for its distribution network, and to provide such agents with a competitive advantage in selling crop insurance to customers in the rural marketplace. The Company's systems assist agents in quoting crop insurance premiums, managing and processing policies and enforcing underwriting guidelines. Effective computer systems are particularly important in the crop insurance industry due to the complexity of and continued revisions to the regulations governing the MPCI program, the wide variety of crops, coverages and rates, and commodity price fluctuations. Additionally, because there is essentially no price competition in MPCI, commissions and services offered to agents are the primary competitive factors in that business.

     The Company also markets and services a farm and ranch product in selected markets in order to provide its agency network with an additional product for its customer base. In addition, the Company markets computer generated geo-referenced color maps which are designed to allow agents and farmers to reference and update digitized maps to record and report crop and other agricultural related information. These products are marketed to agents and farmers to assist them in monitoring and analyzing farm assets, soil types, weather conditions, chemical applications, yields and other variables. The Company also markets VisAg-TM- farm management software ("VisAg-TM-"), a map driven system designed to allow farmers to analyze and record the same information on a computer.

BUSINESS STRATEGY

     The Company focuses primarily on earning recurring service fee revenues from the distribution of crop insurance underwritten primarily by third party insurers. Crop Growers also focuses on developing risk management strategies designed to maximize its share of underwriting gains related to the premiums it services while retaining a relatively small amount of risk on premiums underwritten by its own insurance company subsidiaries. The Company's strategy is to provide innovative systems and high quality service to its agency network to maintain and expand its share of the crop insurance market. Crop Growers also intends to continue to further develop and enhance its proprietary software systems, as well as to market complementary software and farm mapping products to its agents and rural customer base. The Company also seeks to market additional insurance products through its rural distribution network and will continue to evaluate strategic acquisitions and alliances to further expand its distribution network and broaden the range of products it markets and services.

PRODUCTS AND SERVICES

CROP INSURANCE

     In the 1996, 1995, 1994 and 1993 MPCI crop years (July 1 through June 30), the Company serviced approximately 15.9%, 17.7%, 12.5% and 9.4%, respectively, of MPCI premiums that exceeded the basic catastrophic level of MPCI coverage ("Buy-Up Coverage") in the United States. In the 1995 crop year, the first year in which a basic level of catastrophic coverage ("Basic Coverage") was offered under the MPCI program, and the 1996 crop year, the Company serviced approximately 22.9% and 22.6%, respectively, of the Basic Coverage premiums written by private insurers. See "Multi-Peril Crop Insurance" below. For the years ended December 31, 1996, 1995, 1994 and 1993 the Company serviced approximately 13.2%, 13.3%, 5.0% and 2.0%, respectively, of the total crop hail premiums written in the United States. The following table presents certain statistical information relating to the Company's crop insurance business from 1992 through 1996. Statistical data related to MPCI is presented on a July 1 to June 30 crop year basis (e.g., information for 1996 relates to the July 1, 1995 to June 30, 1996 crop year).


                                                    Years ended December 31,
                                                    ------------------------
                                   1996           1995          1994           1993            1992
                                   ----           ----          ----           ----            ----
                                            (In thousands, except number of policies)

MPCI Buy-Up Coverage(1):
   Premiums serviced            $222,422       $191,421       $114,576       $ 70,709       $ 45,752
   Number of policies             99,389         97,991         53,267         36,050         24,167

MPCI Basic Coverage(1):
   Premiums serviced            $ 48,525       $ 39,546             --             --             --
   Number of policies             49,494         55,375             --             --             --

Crop Hail:
  Premiums serviced             $ 82,991       $ 69,625       $ 26,164       $  9,951       $  9,564
  Number of policies              35,479         32,720         12,940          4,942          4,168
___________________


(1) MPCI premiums serviced in the 1995 crop year include $36.2 million of Buy-Up Coverage and $4.6 million of Basic Coverage serviced by Dawson Hail Insurance Co. ("Dawson"), which was acquired by the Company in 1995. See "Insurance Company Operations."

MULTI-PERIL CROP INSURANCE

     To date, the majority of the Company's service fee revenues have been derived from the servicing of MPCI policies generated through its agency network. In general, the Company's responsibilities for servicing MPCI policies include enforcing the FCIC's underwriting guidelines, policy processing, accounting and statistical reporting, claims administration and adjusting services. The Company also develops risk management strategy on the premiums it services for third party insurers as well as its insurance company subsidiaries, Plains Insurance Company ("Plains") and Dawson.

     Under the MPCI program, an insurance company receives an expense reimbursement allowance for processing and administering MPCI policies, and shares in any underwriting gains or losses attributable to premiums retained by the insurer. Under its contracts with Fireman's Fund and Continental Insurance Company, a subsidiary of CNA Insurance Company ("CNA") (for information concerning the Company's dissolution of its relationship with CNA, see "Relationships with Third Party Insurance Companies--CNA"), and on behalf of Plains and Dawson, the Company receives the expense reimbursement payable by the FCIC, which for Buy-Up Coverage was 31% of MPCI premiums for both the 1996 and 1995 crop years and which is 29% for the 1997 crop year. For Basic Coverage, the Company receives up to the first $100 of the administrative fee paid by the farmer and a loss adjusting expense reimbursement amount regardless of loss experience. From these amounts, the Company pays a commission to the agent that produces the premium. In addition, the Company receives any excess loss adjustment expense reimbursement (up to 4% of premium) for excess loss adjusting expenses if loss ratios on the Company's total book of MPCI business, by state and by risk retention fund, are in excess of ratios established by the FCIC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Under its agreements with Fireman's Fund and CNA, the Company is also entitled to receive a percentage of MPCI underwriting gains, if any, on premiums underwritten by Fireman's Fund and CNA. For a crop year in which an underwriting loss occurs, the Company does not assume any of the loss. The Company may also have underwriting gains and losses attributable to underwritten premiums retained by Plains and Dawson, however, the Company does not expect Plains or Dawson to retain any significant risk on business they underwrite.

     THE MPCI PROGRAM

     RECENT DEVELOPMENTS. Effective December 31, 1996, the FCIC provided notice that it intended to revise the Standard Reinsurance Agreement ("SRA") that governs the relationship between the FCIC and private companies that participate in the MPCI program. On March 20, 1997, a draft of the SRA (effective for the 1998 crop year) was released by the FCIC. The draft SRA proposes to revise the expense reimbursement for Buy-Up Coverage to an amount equal to a flat $100 per policy plus 18% of the premium related to that policy (17% in the case of Crop Revenue Coverage policies, a revenue protection coverage introduced by the FCIC in the 1997 crop year). For Basic Coverage, private companies would receive a flat $50 per policy plus 4.8% of the premium related to that policy (based on a 50% production guarantee at a 60% price election). The draft SRA also proposes certain changes to the risk sharing arrangement (calculation of underwriting gain or loss on premiums retained by private companies) between private companies and the FCIC. Under the proposed draft, private companies would receive the expense reimbursement in one installment at the time acreage reports are reported to and validated by the FCIC. The draft SRA also proposes certain other changes to the administration of the MPCI program, including certain compliance and program integrity issues. Earlier in 1997 and as a part of the Clinton Administration's budget proposal for the government's 1998 fiscal year, funding for the expense reimbursement was proposed at 24.5% for the 1998 crop year.

     The Company is not able to predict whether any or all of the proposed revisions to the SRA will ultimately be adopted, but believes that the proposed revisions (particularly the revision to the expense reimbursement), if implemented as proposed, would have an adverse impact on the Company's results of operations in the 1998 crop year. The FCIC has requested written comments on the proposed SRA draft by April 11, 1997. The Company cannot predict what the final terms of the SRA will ultimately be or what other legislative or administrative actions may occur as a part of the SRA revision process or the federal budget process.

     GENERAL. MPCI is provided by the federal government to help farmers insure against damage to their crops due to a number of natural causes and other uncontrollable events. MPCI is administered by the FCIC, a federal agency under the United States Department of Agriculture ("USDA"). MPCI policies automatically renew on the same terms and conditions on the applicable sales closing date unless the farmer has failed to pay the prior year's premium or has elected to cancel the coverage.

     In October 1994, Congress enacted the Federal Crop Insurance Reform Act of 1994 (the "Reform Act"). Under the Reform Act, the MPCI program was changed (effective for the 1995 crop year) to provide for, among other things, a new catastrophic level of mandatory insurance, referred to herein as Basic Coverage. Under the Reform Act, farmers were required to obtain at least Basic Coverage on eligible crops in order to participate in many federal farm subsidy programs. Basic Coverage is available to farmers if they pay an administrative fee of $50 per crop per county, not to exceed $200 per farmer per county up to a maximum of $600 for all counties in which a farmer has insured crops. In the 1995 crop year, Basic Coverage was offered by private insurance companies and their agents and all USDA field service offices.

     In 1996, Congress enacted the Federal Agriculture Improvement and Reform Act of 1996 (the "FAIR Act"). The Fair Act eliminated the mandatory linkage that required farmers to obtain some form of MPCI insurance in order to participate in other federal farm subsidy programs. Under the FAIR Act, farmers may forego MPCI insurance for any given crop without losing eligibility for such programs, provided they waive all rights to any possible crop disaster assistance in connection with the particular crop. In addition, the FAIR Act amended the Reform Act's provisions relating to the USDA's role in selling and servicing Basic Coverage, by providing that, effective with the 1997 crop year, the USDA will offer Basic Coverage only if the Secretary of Agriculture determines there is an insufficient number of approved insurance providers operating in the particular state or region to adequately provide Basic Coverage to farmers. Under the FAIR Act, the Secretary of Agriculture is required to make a determination no later than April 30 of the year preceding the year in which the crop will be planted, of whether Basic Coverage in a state or portion of a state is sufficiently available through private insurance providers. If sufficient, the Secretary may direct the USDA to discontinue selling Basic Coverage in the state or region. For the 1997 crop year, the USDA determined not to sell Basic Coverage at USDA field service offices in 14 states. No determination has been announced for the 1998 crop year regarding whether the USDA will discontinue selling Basic Coverage in states in addition to the 14 states in which the USDA no longer sells Basic Coverage.

     Buy-Up Coverage provides a yield guarantee to the farmer by insuring against production below a specified yield. The lost production is insured at a price elected by the farmer, subject to strict guidelines imposed by the FCIC. Basic Coverage provides protection at a 50% yield guarantee and a 60% price election. In addition, in the 1997 crop year, several MPCI products providing price/revenue as well as production protections were introduced, including Crop Revenue Coverage.

     Except for Basic Coverage offered by the USDA, MPCI is written by private insurance companies under a SRA with the FCIC. A SRA continues in effect from year to year with an annual renewal date of July 1 of each succeeding year unless the FCIC or insurance company gives 20 days advance notice that the SRA will not be renewed. The terms and conditions of the SRA, including the amount of expense reimbursement and level of reinsurance the FCIC will assume, may vary from year to year. In connection with entering into and renewing a SRA, an insurance company submits a Plan of Operation that sets forth the insurance company's qualifications and business plan relating to the MPCI business it proposes to write. The Plan of Operation must generally be submitted to the FCIC by April 1 preceding each crop year. The Plan of Operation sets forth such things as the net written premium and associated liability that the insurer will retain and the identities of organizations other than the insurer that will write MPCI and provide services for the MPCI policies written pursuant to the SRA.

     In accordance with the terms of the SRA and Plan of Operation, an insurance company generally provides, among other services, marketing, enforcement of MPCI underwriting guidelines and claims adjusting. As consideration for these services, the insurance company receives an expense reimbursement allowance from the FCIC equal to a percentage of premiums written. The FCIC generally pays a significant portion of the expense reimbursement (currently 22%) related to each policy, after the policy acreage report is submitted to, and the related premium is cleared by, the FCIC. The remaining installment relating to each policy is received by the private insurer, or its designee, when the premium is paid to the FCIC. On Basic Coverage policies, the private insurer receives the $50 administrative fee paid by the farmer for Basic Coverage up to a maximum of $100 of the administrative fee payable for farmers obtaining Basic Coverage on multiple crops and/or in multiple counties as consideration for its servicing of the policy. In addition, the insurance company receives a loss adjustment expense amount on all Basic Coverage regardless of actual loss experience. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In addition to receiving the expense reimbursement allowance for processing and administering MPCI policies, an insurer shares, with the FCIC, in any underwriting gains and losses attributable to premiums written by the insurer. An insurance company's share of profit or loss on the MPCI business it writes is determined under a formula established by the FCIC. Under this formula, the primary factors that determine the MPCI profit or loss share are (i) the gross premiums the insurer is credited with having written; (ii) the amount of such credited premiums retained by the insurer after ceding premiums to certain federal reinsurance funds; and (iii) the loss experience of the insurer's insureds.

     An insurer's share of profit or loss calculated under its SRA depends in part on the aggregate amount of MPCI premium on which it retains risk after allocating premiums to the federal reinsurance funds (the "MPCI Retention"). The percentage split between private insurers and the federal government of any profit or loss which emerges from a MPCI Retention is set by the FCIC and generally is adjusted from year to year.

     FUNDING FOR THE MPCI PROGRAM. Prior to adoption of the Reform Act in October 1994, the MPCI program was funded through annual Congressional appropriations. Under the Reform Act, the FCIC is authorized to pay from a FCIC fund the administrative and operating expenses of private insurance providers approved for participation in the MPCI program, including sales commissions of agents.

     If there are insufficient amounts in the FCIC fund, the Reform Act makes it possible for the Secretary of Agriculture to use the funds of the Commodity Credit Corporation ("CCC") for payment of administrative and operating expenses of approved insurance providers and, within the limitations indicated above, for payment of sales commissions to agents. The partial availability of CCC funds for the expenses of private insurance providers was a change intended to make the program less dependent than it had been in the past on annual appropriations by Congress.

     The authorization of appropriations to fund the MPCI program contained in the Reform Act extends from fiscal years 1995 through 2001. Congress would have to extend the authorization of the appropriations beyond that date for the MPCI program to continue. There can be no assurance that Congress will not decide in the future to reduce or eliminate funding of, or discontinue or otherwise significantly change, the MPCI program.

     An additional factor which may adversely impact participation by farmers in the MPCI program is a potential decrease in agricultural spending by the federal government. If Congress cuts spending for farm-related programs in general, the MPCI program might also be adversely affected.

CROP HAIL INSURANCE

     The other principal area of the Company's insurance business involves providing a wide range of services to insurance companies in the crop hail business. Crop hail is available to farmers as stand-alone coverage or as a supplement to MPCI coverage and may be purchased to cover the actual cash value of a crop on a per-acre basis which allows the farmers to recover a loss on a small percentage of the farmer's total acres when such a loss may not be recoverable through MPCI.

     The Company's services to companies in the crop hail business include rate analysis, software support, regulatory assistance, assisting in reinsurance placement, loss adjustment services, marketing and processing. In 1996, the Company's crop hail business was conducted under agreements with CNA, five farm mutual insurance companies and other insurance companies. Plains and Dawson also underwrite crop hail insurance. Of the $82.9 million of crop hail premiums serviced in 1996, approximately $35.1 million were written by CNA and $30.0 million were written by Plains and Dawson. In 1996, 75.6% of all crop hail premiums serviced by the Company were either written or reinsured with CNA. In 1997, the Company will continue to conduct its hail business through its agreement with the farm mutuals, Plains, Dawson and Fireman's Fund. The Company will not conduct hail business with CNA in 1997. As a result of a one-year noncompetition provision in its crop hail agreement with CNA, the Company expects an approximately 25-30% decline in the volume of crop hail premiums it services in 1997 as compared to 1996. Given that the principal competitive factor that affects the crop hail business is the rate filed in each state (which varies from year to year), the Company cannot predict whether this one-year noncompetition agreement will impact the Company's crop hail business in 1998 or beyond.

     The Company currently has crop hail management contracts with five farm mutual insurance companies. Under these contracts, which renew annually unless otherwise terminated, the Company receives a fee based upon costs incurred in managing premiums written by the mutual companies. The Company believes these management contacts provide certain marketing and expense advantages in some instances. In addition, because these farm mutual insurance companies have been in business for a long time in their respective states, the Company believes they have a relatively stable client base.

     In addition to earning service fees, the Company also participates in the underwriting gains and losses on its crop hail book of business. Under its agreement with Fireman's Fund, the Company is eligible to receive amounts based on minimum loss ratios incurred related to the premiums it services without sharing in any of the losses. To the extent that any premiums are retained by its insurance company subsidiaries, the Company may also experience an underwriting loss.

FARM AND RANCH

     The Company markets and services a farm and ranch product in order to provide its agency network with an additional product for its client base. In 1996, the Company wrote approximately $1.3 million of farm and ranch premiums through its insurance company subsidiaries. The Company has quota share reinsurance on 80% of this business. In 1996, the Company entered into an agreement with Fireman's Fund, pursuant to which the Company will, in certain states, market and service farm and ranch premiums underwritten by Fireman's Fund. As a part of this agreement, the Company will earn service fees and participate in underwriting gains, if any, based upon agreed upon loss ratios incurred on the total farm and ranch book of business placed through Fireman's Fund.

AG MANAGEMENT SYSTEMS AND PRODUCTS

     Crop Growers believes that the business of managing agriculture and, in particular, crop insurance, is increasingly dependent on effective information management. Accordingly, the Company has developed or is developing products which it believes will improve its ability to increase market share by enhancing the sales effectiveness of its agent network in the marketing of crop insurance. The Company continues to work on developing and marketing a comprehensive farm management system.

     MAPPING PRODUCTS

     In order to expand its product offerings and rural customer base, in 1995, the Company began producing and marketing computer generated geo-referenced color maps which allow agents and farmers to view an entire agricultural operation on a single map. These computer generated maps may be referenced and updated by agents and farmers to more easily record and report crop and other agricultural related information. These maps are currently being marketed to assist agents and farmers in monitoring and analyzing farm assets, crop yields, soil types, weather conditions, chemical and fertilizer applications and other variables.

          To date, most of these maps have been sold to agents, however, the Company intends to expand its efforts in this area to directly market to farmers. Individual maps are prepared and sold on an as ordered basis. Based on information received from agents and farmers, Crop Growers believes the ability to provide these maps will offer its distribution network an important marketing tool.

          VISAG-TM- SOFTWARE

     In December 1995, the Company released the initial version of its VisAg-TM-farm management software. Designed for use by small family farms to large corporate operations, the PC-based, map-driven system allows users to manage planting records, fertilizer and chemical applications, tillage and harvest data visually by pointing and clicking on the appropriate field. Extensive tracking and reporting, labor information, equipment costs and other pertinent data are linked to geo-referenced maps which are the key to the system's functionality. Crop Growers is currently evaluating marketing options including price, packaging and distribution for the VisAg-TM- product line.

     For the crop insurance industry, VisAg-TM- can provide benefits in several areas. To date, it has been primarily used as a value-added component to agents' marketing efforts. In this manner, the Company hopes to increase agent loyalty. A newly developing opportunity is in the area of acreage certification and verification required under the MPCI program. As the USDA decreases its services in this area, more responsibility will fall to individual insurance providers. Crop Growers believes this creates an opportunity to apply this technology to serve not only Company purposes, but perhaps those of the industry as well.

     Direct retail sales of VisAg-TM- continue to be pursued as a separate contribution to overhead. The Company has used its first year's experience in software development and marketing to establish pricing points within the product line and to better ascertain the perceived benefits of the product as determined by the end user.

     AG MANAGEMENT MAPPING SOFTWARE

     The Company intends to use its technological resources to include with its agency management system a feature which will allow an agent to identify a client's entire farming operation on a computer screen. This will provide the agent with the information needed to quickly and accurately custom design a risk management program by selecting coverage options for each specific field and crop. The system will also be integrated with information from the Company's rating and underwriting databases. See "Software Systems" below for a discussion of the Company's software systems used in agency operations.

SOFTWARE SYSTEMS

     Crop Growers relies extensively on its proprietary software systems in its marketing efforts with agents, and to enforce underwriting guidelines, evaluate risks and ensure proper payment of claims. Over 1,400 agencies currently use the Company's Agency Management System ("AMS"). In addition to AMS, Crop Growers has developed a Company Management System ("CMS") for use by the Company in validating and verifying data previously recorded by agents. AMS and CMS are personal computer based systems.

     AGENCY MANAGEMENT SYSTEM

     AMS provides the Company's personnel responsible for enforcing underwriting guidelines and agents in its network with desktop access to MPCI and crop hail insurance rates as well as the special underwriting guidelines applicable to each specific county and crop. AMS allows the Company's agency service personnel and agents in its network to eliminate the need to search for rate information using actuarial books. In view of the large number of variables that must be considered, the Company believes the number of errors is reduced by quoting and preparing policies with the assistance of AMS. The Company believes that the ability of AMS to quickly and accurately quote rates and coverages is an important tool in maintaining existing and attracting new agents.

     With respect to MPCI policies, one of the principal features of AMS is its ability to enforce the FCIC's underwriting guidelines. AMS verifies the insurability of the applicant's land and crops and is designed to ensure that FCIC rules governing the calculation of each farm unit's insurable yield (actual production history or "APH") are followed. APH rules vary depending on crop, location and farming practice and are modified periodically by the FCIC. Accordingly, the Company continually updates AMS to incorporate the most current FCIC rules and procedures, including those regarding APH calculations. The Company receives MPCI rates from the FCIC in electronic form, formats such rates into files usable by its software systems, and then distributes such rates to its automated agents. The Company believes that the ability to promptly implement and distribute software containing FCIC rule changes offers agents in its network a competitive advantage in the MPCI market.

     With respect to crop hail policies, AMS provides its agency service personnel and agents an efficient means to quote and write policies based on MPCI policy data already in the system. AMS also provides desktop access to endorsements and policy forms available in each state, coverage limits applicable to each crop and farming practice and graphical representations depicting the coverage, cost and loss coverage of comparable policy forms. As with MPCI, the applicable crop hail premium rate is automatically applied by accessing AMS's electronic actuarial files.

     COMPANY MANAGEMENT SYSTEM

     CMS assists Crop Growers in verifying an agent's electronic policy data submission and reporting to its agency service personnel all significant changes from previously reported data. In addition, CMS assists the Company in tracking and properly paying losses. For example, CMS automatically accesses the original policy data to help ensure that a claim is paid only according to the provisions of the policy as originally written. Crop Growers believes that CMS's tracking and claims-prioritizing features assist in providing a high-level of service to agencies in its network.

     With respect to crop hail insurance, the Company maintains various databases of historical loss costs. These databases allow the Company to develop various rating strategies based on historical results. In many instances the Company believes it is able to determine which of the various crops may be more profitable than others, or which specific townships are more likely to show underwriting profits or losses. The Company believes these features enable it to perform rate comparisons more efficiently.

     SUPPORT AND MAINTENANCE

     The Company has a software development and services staff which provides software development, installation, training and ongoing support services to agents in addition to providing network administration and support for the Company's information networks and all software and actuarial distribution and support for the Company's agency service personnel.

     Crop Growers attempts to protect its proprietary rights to its software programs with a combination of patent, copyright and trade secret laws, employee and third-party nondisclosure and employee non-compete agreements. The Company filed a patent application for its Ag Management Mapping Software in 1994.
While the Company's competitive position could be threatened by its inability to protect its proprietary information, the Company believes patent, copyright and trade secret protection are less important to the value of its software products than other factors, such as knowledge of the crop insurance industry, ability and experience of the Company's personnel and ongoing product development and support, particularly relating to updates of the programs necessary to keep pace with changes made in the MPCI program.

MARKETING AND DISTRIBUTION NETWORK

     Crop Growers believes that the unique needs of rural America require special products and marketing efforts. Accordingly, the Company's strategy continues to be to develop a strong distribution network capable of delivering products and services to rural customers. The Company's goal is to increase its service fee revenues by distributing and servicing additional products for companies who wish to serve the rural market.

     Products serviced by Crop Growers are marketed in over 40 states. The Company's agency network has been developed from several sources, including through its relationships with Fireman's Fund, CNA, Cimarron Insurance Company and certain farm mutual insurance companies, and from marketing efforts by the Company. In addition, selected acquisitions of agency operations, including Dawson, have also played an important part of the Company's continued development of its distribution network.

     The Company has production supervisors who are principally responsible for identifying and recruiting new agencies and agents and servicing existing relationships. Because the crop insurance industry is a relatively small segment of the insurance industry, the Company believes its production supervisors, who are often former farmers or agents themselves, are able to identify and market to substantially all existing crop insurance agents within a particular region. Because there is essentially no price competition in MPCI, the Company competes for agents by emphasizing the range of services and support it offers to agents and the level of commissions. With respect to crop hail, competition is based primarily on policy rates.

     Due to the highly regionalized nature of the crop insurance industry, the Company believes it is better able to serve its agency network by organizing its agency service personnel and underwriting enforcement functions on a regional basis. The Company has accomplished this by assigning its agency service personnel to designated regional areas and establishing a regional presence either through acquisition of existing agency operations or affiliating with local general agencies. The Company believes that its strategy to allow regional operations to preserve their local identities has been an effective way to establish a regional presence while maintaining existing relationships with farmers.

     For the most part, general agencies and independent agents are appointed by the contracting insurance companies, and have binding authority within the limits prescribed by the contracting insurance companies. Although agents are licensed by the policy issuing company, in most aspects of the Company's business, the principal elements of the agency relationship, commissions and level of services provided by the Company, are negotiated between Crop Growers and the individual agencies or agents and the Company has the primary ongoing contact with agents. As a part of its role as servicer of premiums underwritten by third party insurance companies, the Company has the authority to negotiate with agencies and agents regarding, among other things, agent commissions and the extent of services and support the Company will provide. These agreements are negotiated on a case-by-case basis with general agencies and independent agents that produce a large volume of premiums. Agreements with agents that produce a smaller volume of premiums are relatively standardized. Many agencies seek to perform themselves some of the services related to the policies in return for a higher commission.

     Crop Growers has developed a program that targets agricultural cooperatives and food processors and their members. The program offers a risk management package customized to the needs of each organization and member. In 1995, the first full year of marketing this program, the Company entered into agreements with several cooperatives, including Sunkist Growers, Inc., the largest citrus cooperative in Southern California. In 1996, the Company continued to expand this program principally in California and the Pacific Northwest.

     At December 31, 1996, the Company had established 13 offices, including regional operation and processing centers. The Company evaluates local offices, from time to time, in order to establish and maintain the Company's competitive position in certain regional areas.

UNDERWRITING MANAGEMENT

     Because of the highly regulated nature of the MPCI program and the fact that rates are established by the FCIC, the underwriting functions performed by the Company's agency service personnel consist primarily of ensuring policies are underwritten in accordance with FCIC rules. With respect to crop hail insurance products, the Company's underwriting functions are essentially similar to those applicable under MPCI policies, except that the underwriting guidelines are those established by the policy issuing company.

     Since many of the factors analyzed in underwriting crop insurance products are region-specific, the Company's regional offices generally handle the crops within their regions. Crop Growers believes that its agency service personnel are thus able to develop a more comprehensive understanding of the regional variances in the crop insurance business and provide more efficient compliance with applicable underwriting guidelines than they could if agency service personnel were centralized. The Company's agency service personnel rely on the Company's software systems to verify that underwriting guidelines are followed.

     The Company's agency service personnel are required to attend training programs relating to the MPCI program and other aspects of the crop insurance business. The agency service group's performance is audited internally and by the Company's contracting insurance companies with respect to MPCI and crop hail insurance and by the FCIC with respect to MPCI.

CLAIMS ADMINISTRATION

     The services provided by the Company in claims administration and adjusting are to investigate the cause of loss, to examine and approve or deny payments in accordance with the guidelines established by the FCIC or the underwriting insurance company, to furnish forms required for reporting and administering claims, to establish claims files and to issue drafts or checks in payment of MPCI claims and expenses. Because the administration of MPCI claims is highly regulated by the FCIC, the primary function of the Company's claims personnel is to ensure that all such regulations have been complied with in administering MPCI claims.

     Because crop insurance varies based on the type and location of the crop insured, the Company has assigned loss supervisors to different regions within the United States to handle claims administration functions. Within each designated region, the Company has established, on a contract basis, a network of independent loss adjusters. With respect to claims administration, the Company has authority to settle claims up to specified dollar limits as set forth in its respective contracts with third-party insurance companies.

RELATIONSHIPS WITH THIRD PARTY INSURANCE COMPANIES

FIREMAN'S FUND

     On March 5, 1997, Fireman's Fund and the Company entered into a definitive merger agreement by which Fireman's Fund would acquire the Company in a cash merger at $10.25 per share. See "Recent Development."

     On July 10, 1996, as a part of the expansion of the Company's business relationship with Fireman's Fund, Fireman's Fund purchased 10,000 shares of the Company's preferred stock for $10 million. See Note 5 of Notes to the Company's Consolidated Financial Statements.

     Effective for the 1995 crop year, the Company and Fireman's Fund entered into an agreement pursuant to which the Company marketed and serviced MPCI premiums underwritten by Fireman's Fund. In 1996 and 1995, 21.0% and 9.8%, respectively, of the Company's service fees were derived from premiums underwritten by Fireman's Fund. The Company's responsibilities under the agreement include production, processing, claims administration, accounting and statistical reporting and risk management strategy. The Company is responsible for all expenses allocable to the business generated under such agreement, including claims administration and adjusting services.

     Under its agreement with Fireman's Fund, the Company receives as its compensation the expense reimbursement allowance (including all administrative fees related to Basic Coverage) and any excess loss adjustment expenses payable by the FCIC related to premiums serviced. Effective for the 1997 crop year, the Company does not pay any overwrite fee to Fireman's Fund. In addition, the Company is entitled to receive a percentage of Fireman's Fund's underwriting gains on MPCI marketed and serviced by the Company after such gains exceed a minimum level. For a crop year in which Fireman's Fund has an underwriting loss, the Company does not assume any of the loss. There is no underwriting loss carryforward under the agreement and, accordingly, losses do not reduce the Company's future underwriting gains, if any.

     The agreement may be terminated by either party without cause, as of June 30 of 1999 or any June 30 thereafter, upon 12 months prior notice with respect to new policyholders. With respect to renewal policyholders, the Company may terminate the agreement without cause as of June 30 of 1999 or any June 30 thereafter, upon 12 months prior notice and Fireman's Fund may terminate the agreement upon 24 months prior notice. The agreement may be terminated by Fireman's Fund for cause upon the occurrence of certain enumerated events.

     The Company and Fireman's Fund have entered a crop hail agreement effective for the 1997 crop hail year. Under the terms of the crop hail agreement, the Company performs all of the marketing and servicing of crop hail premiums written by Fireman's Fund. The Company receives a commission, including a percentage for loss adjusting expenses, for premiums serviced. The Company also participates in underwriting gains, if any, on the crop hail premiums written under the agreement if loss ratios on the entire book of premiums serviced is less than an agreed upon loss ratio. The term of the agreement coincides with the term of the MPCI agreement with Fireman's Fund. The agreement may be terminated by Fireman's Fund for cause upon the occurrence of certain enumerated events.

     Under the terms of its MPCI and crop hail agreements with Fireman's Fund, the Company also may receive a profit and growth bonus if the overall underwriting performance of its MPCI and crop hail businesses and volume of premiums written meet certain agreed upon targets. Fireman's Fund is currently assigned an "A" (Excellent) rating by A.M. Best.

CNA

     In 1996, 1995 and 1994, 40.2%, 59.9% and 84.5%, respectively, of the
Company's service fees were derived from MPCI and crop hail premiums underwritten by CNA. As part of the Company's decision to expand its strategic alliance with Fireman's Fund during 1996, the Company and CNA agreed to terminate their existing agreements effective for the 1997 crop year in the case of MPCI, and the 1997 year for crop hail. The Company and CNA have not yet finalized all of the terms relating to the dissolution of their relationship, including the terms of certain financial settlements. For further discussion of dissolution of MPCI agreement with CNA see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring and Non-Core Expenses."

INSURANCE COMPANY OPERATIONS

     Crop Growers acquired Plains in October 1994 and Dawson in July 1995. In 1997, the Company currently intends to reinsure virtually all of the risk underwritten by its insurance company subsidiaries. The Company is continuing to evaluate how best to utilize its insurance company subsidiaries to maximize the profitability of its business.

     At December 31, 1996, Dawson had $8.2 million of statutory capital and surplus. Dawson is currently licensed as a property and casualty insurer in Iowa, Kansas, Minnesota, North Dakota and South Dakota. Dawson is not currently rated by A.M. Best.

     At December 31, 1996, Plains had $7.1 million of statutory capital and surplus. Plains is currently licensed as a property and casualty insurer in Arizona, Colorado, Kansas, Missouri, Nebraska, Nevada, New Mexico, North Dakota, Oklahoma, South Dakota, Texas, Utah and Wyoming. Plains is not currently rated by A. M. Best.

COMPETITION

     The crop insurance industry is highly competitive. The Company competes against other private companies and, with respect to Basic Coverage in certain states, USDA field service offices. Some of the Company's competitors have greater financial and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against such competitors in the future. The Company competes on the basis of the commissions paid to agents, the speed with which claims are paid, the quality and extent of services offered, the reputation and experience of its agency network and, in the case of private insurance, policy rates. Because the FCIC establishes the rates that may be offered for MPCI policies, the Company believes that quality of service and level of commissions offered to agents are the principal factors on which it competes in the area of MPCI. The Company believes the crop hail insurance industry is extremely rate-sensitive, and the ability to offer competitive rate structures to agents is a critical factor in the agents' ability to write crop hail. Because of the varying state laws regarding the ability of agents to write crop hail premiums prior to completion of rate and form filings (and, in some cases, state approval of such filings), a company may not be able to write its expected premium volume if its rates are not competitive.

     In terms of premium dollars written, the MPCI market is dominated by a few companies: Rain & Hail Management, Inc. (an affiliate of Cigna Corporation), Crop Growers, Rural Community Insurance Services, Inc. (which is owned by Norwest Corporation) and The Redland Group, Inc. (a subsidiary of Acceptance Insurance Companies, Inc.) serviced approximately 23.5%, 16.6%, 16.4%, and 15.1%, respectively, of the MPCI crop insurance premiums written by private insurance companies in the United States in the 1996 crop year. As a consequence, the Company believes that in order to compete successfully in the crop insurance business it will have to service a volume of premiums sufficiently large to enable the Company to realize operating efficiencies in conducting its business.

SEASONALITY

     The Company's operating results vary substantially from quarter to quarter as a result of various factors, including MPCI sales closing dates and crop insurance cycles. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

REGULATION

LICENSING

     The activities of the Company and its subsidiaries are subject to licensing and regulation by the jurisdictions in which they conduct such activities. The Company's operations depend on the validity of and its continued good standing under the licenses and approvals pursuant to which it operates. Failure by the Company or its subsidiaries to obtain or maintain such licenses could have an adverse effect on the Company's results of operations. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities, and, generally, such authorities are vested with relatively broad discretion as to the granting, reviewing and revoking of licenses and approvals.

     Insurance companies that are involved in the MPCI program, including Fireman's Fund, Plains and Dawson are subject to at least an annual review by the FCIC for, among other things, the availability of adequate capital and surplus and compliance with underwriting, loss adjustment and other requirements of the MPCI program. In addition, as a part of the FCIC's review process, the Company, as a servicer on behalf of Fireman's Fund, Plains and Dawson, is periodically reviewed for its compliance with FCIC rules and regulations. A failure to comply with such rules or regulations could result in the FCIC choosing not to allow the Company, Plains, Dawson, or Fireman's Fund to participate in the MPCI program. Based on the results of reviews conducted by the FCIC, Fireman's Fund and its own internal reviews, the Company believes that it and Plains and Dawson have complied in all material respects with FCIC rules and regulations relating to the marketing, servicing and underwriting of MPCI premiums. No assurance can be given that the FCIC would continue to allow the Company to service MPCI policies if it were to fail to comply with FCIC rules and regulations.

INSURANCE INDUSTRY

     The Company's insurance operations are subject to a significant degree of regulatory oversight. This oversight generally is designed to protect the interests of policyholders, as opposed to shareholders. Such regulation relates to authorized lines of business, capital and surplus requirements, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, and a variety of other financial and nonfinancial components of an insurance company's business. The Company believes that more, rather than less, regulation is likely in the future. In particular, the National Association of Insurance Commissioners has adopted a system of assessing the adequacy of statutory capital which is applicable to Plains and Dawson. This system, known as risk-based capital, establishes statutory capital requirements based on levels of risk assumed by an insurance company rather than on levels of premiums written. At December 31, 1996, Plains and Dawson exceed the minimum risk-based capital requirements. The Company cannot predict with certainty the effect any other proposed or future legislation may have on the results of operations or financial condition of the Company.

     Most states have insurance laws requiring that property-liability rate schedules, policy or coverage forms, and other information be filed with the state's regulatory authority. In many cases, such rates and/or policy forms must be approved prior to use. Rate and form regulation and supervision were originally designed primarily to ensure the financial stability of insurance companies and to protect policyholders and were not designed to protect shareholders or creditors. A few states have recently considered or enacted limitations on the ability of insurers to share data. Such restrictions have no significant impact on the Company's insurance operations. There can be no assurance that state or federal regulatory requirements will not become more stringent in the future which may have an adverse effect on the future operations of Plains or Dawson.

     Insurance companies are required to file detailed statutory annual reports with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. In addition, these insurance regulators periodically examine the insurer's financial condition, adherence to statutory accounting principles, and compliance with insurance department rules and regulations. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or reorganization of insurance companies.

HOLDING COMPANY STRUCTURE; DIVIDEND RESTRICTIONS

     The Company is subject to insurance holding company laws and regulations. Under Kansas, North Dakota and Texas (Plains, given the volume of business it writes in the State of Texas in relation to its overall business, may be considered to be "commercially domiciled" in Texas) law (and, in some cases, the laws of the states in which the farm mutuals managed by the Company are located), acquisition of control of the Company, and thereby indirect control of Plains or Dawson, requires the prior approval of the state insurance commissioner. "Control," as the term relates to insurance holding companies, is defined as the direct or indirect power to cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of the corporation and its subsidiaries unless the Kansas, North Dakota or Texas Insurance Commissioner (and, in some cases, the commissioners in states in which the farm mutuals managed by the Company are located), upon application, determines otherwise.

     The payment of dividends by Plains and Dawson are subject to restrictions set forth in the Kansas, North Dakota and Texas insurance laws, respectively. See "Market for the Registrant's Common Equity and Related Stockholder Matters."

GUARANTY FUNDS

     All 50 states have separate insurance guaranty fund laws requiring property-liability insurance companies doing business within their respective jurisdictions to participate in their guaranty associations, which are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insolvent insurance companies. Generally, such guaranty association laws create post-assessment associations which make assessments against member insurers to obtain funds to pay association covered claims after an insurer insolvency occurs. These associations generally levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state.

EMPLOYEES

     At March 14, 1997, the Company, including its subsidiaries, employed 408 people. Management believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

     Currently, the Company's accounting, agency service personnel, and administrative personnel are primarily located in its corporate headquarters in Overland Park, Kansas, its insurance company relations functions in Fargo, North Dakota and Overland Park, Kansas and a significant number of its software development personnel are located in Austin, Texas. In addition to these offices, the Company also leases or owns space for its local and regional offices and independent agent operations. At December 31, 1996, the Company had 13 offices. The Company also conducts independent agent operations through its offices in Prosser, Washington; Modesto, California; and Manlius, New York.

ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. Neither the Company nor any of its subsidiaries is a party to any legal proceedings other than as described below, the adverse outcome of which individually or in the aggregate, in the Company's opinion, would have a material adverse effect on the Company's results of operations, financial position or liquidity.

     INDEPENDENT COUNSEL INVESTIGATION. On January 21, 1997, the court in the matter of UNITED STATES OF AMERICA v. CROP GROWERS CORPORATION, JOHN J. HEMMINGSON AND GARY A. BLACK (Crim. No. 96-0181(GK)) accepted Crop Growers Corporation's (the "Company") plea of NOLO CONTENDERE to two charges brought against it by the Independent Counsel ("IC") appointed to investigate former Secretary of Agriculture Mike Espy. Pursuant to an agreement with the IC, the Company also agreed to pay a fine of $2.0 million. The settlement concludes matters between the Company and the IC. The entire amount of the settlement has been accrued for at December 31, 1996.

     By its terms, the Company's agreement with the IC does not compromise or preclude civil actions by other governmental regulatory authorities, such as the Federal Election Commission, Securities and Exchange Commission, the USDA, or state or federal insurance regulatory authorities, or shareholders as a result of the allegations made by the IC and the Company's NOLO CONTENDERE plea. No assurance can be given as to what action a regulatory authority might take in response to the Company's plea and its agreement with the IC.

     SECURITIES CLASS ACTION. On February 28, 1997, the Company agreed to a settlement of the matter entitled IN RE CROP GROWERS SECURITIES LITIGATION (Civ. No. 95-58-GF-PGH) with members of the class consisting of purchasers of the Company's common stock during the period from February 15, 1995 to May 16, 1995. Under the settlement, the Company has agreed to pay $2.5 million, $1.22 million of which is payable by the Company, with the remainder to be paid out under the terms of a directors' and officers' insurance policy. The $1.22 million has been accrued for at December 31, 1996. The settlement is subject to court approval.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock trades on the NASDAQ Stock Market under the symbol "CGRO." The following table sets forth the high and low sales price of the Common Stock as quoted by the NASDAQ Stock Market during the periods set forth below.

                                High           Low
                                ----           ---

     1995 1st Quarter          $28.00        $14.00
          2nd Quarter           33.00         11.25
          3rd Quarter           16.75         13.38
          4th Quarter           15.00         11.50

     1996 1st Quarter          $16.25        $ 6.00
          2nd Quarter           11.75          7.00
          3rd Quarter           10.50          6.88
          4th Quarter            7.50          5.88

     The Company, which was formed in April 1994, has not paid any dividends on its common stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not currently anticipate paying cash dividends on its common stock in the foreseeable future. Any determination to pay cash dividends on the common stock will depend on, among other things, future earnings, capital requirements and the financial condition and liquidity of the Company, legal restrictions on the payment of dividends, and on such other factors as the Company's Board of Directors may consider relevant. As a holding company, the Company depends on dividends from its subsidiaries to meet its expenses and other corporate obligations and to pay dividends to stockholders. In the case of Plains and Dawson, such payments are restricted by the laws of the States of Kansas and Texas and the State of North Dakota, respectively, which provide that dividends must be paid out of earned surplus (earned surplus is calculated after reserving a sum equal to all liabilities of Plains and Dawson and may include all or part of surplus arising from unrealized capital gains or revaluation of assets). In addition, Kansas, North Dakota and Texas law limits an insurance company's ability to pay extraordinary dividends. In general, the Kansas, North Dakota and Texas laws relating to such extraordinary dividends limits the aggregate amount of dividends or other distributions that Plains or Dawson may declare or pay to the Company within any 12 month period without the permission of the Kansas, North Dakota or Texas Commissioner of Insurance, and requires that Plains' and Dawson's statutory surplus following any such dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. During 1996, Plains and Dawson paid dividends to the Company of $500,000 and $2.5 million, respectively, from earned surplus. These payments were not considered extraordinary dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     In 1996, the Company paid $239,000 in dividends on its Series A Convertible Preferred Stock held by Fireman's Fund. See Note 5 of Notes to Consolidated Financial Statements.

     The approximate number of holders of record of the Company's common stock as of March 18, 1997 was 107 according to Chase Mellon, the Company's transfer agent.


ITEM 6.  SELECTED FINANCIAL DATA


                                                 Years Ended December 31,
                                                 ------------------------

                                      1996      1995      1994      1993       1992
                                      ----      ----      ----      ----       ----
                                         (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Revenues:
  Service fees                      $104,602   $85,025   $48,100   $26,733   $19,122
  Premiums earned and other income     4,309       701     2,203       524        --
  Investment income                    2,255     2,163     1,397       587       323
                                    --------   -------   -------   -------   -------
    Total revenues                   111,166    87,889    51,700    27,844    19,445

Expenses:
  Agent commissions and other
    direct costs                      71,082    52,612    30,475    20,203    14,065
  Losses incurred and other
   expenses                            2,420    (2,013)    1,428        --        --
  General and administrative
   expenses                           33,699    28,886    11,526     5,765     4,882
  Restructuring and non-core
   expenses                            6,510        --        --        --        --
  Legal matters                        7,458        --        --        --        --
  Interest expense                     1,478       859       394       431       505
                                    --------   -------   -------   -------   -------
    Total expenses                   122,647    80,344    43,823    26,399    19,452

(Loss) income before income taxes
  and minority interest              (11,481)    7,545     7,877     1,445        (7)
  Income taxes                         3,345    (2,943)   (2,274)       --        --
  Minority interest                      (67)     (307)     (279)       --        --
                                    --------   -------   -------   -------   -------
    Net (loss) income                 (8,203)    4,295     5,324     1,445        (7)

  Redeemable preferred stock
    dividend                            (239)       --        --        --        --
                                    --------   -------   -------   -------   -------
    Net (loss) income attributable
    to common stock                 $ (8,442)  $ 4,295   $ 5,324   $ 1,445   $    (7)
                                    --------   -------   -------   -------   -------
                                    --------   -------   -------   -------   -------

Pro Forma Data(1):
  Historic net (loss) income        $     --   $    --   $ 5,324   $ 1,445   $    (7)
  Pro forma provision for
    income taxes                          --        --      (281)     (542)        3
                                    --------   -------   -------   -------   -------
  Pro forma net (loss) income       $     --   $    --   $ 5,043   $   903   $    (4)
                                    --------   -------   -------   -------   -------
                                    --------   -------   -------   -------   -------

  Pro forma net income per
    common share                    $     --   $    --   $   .91   $   .22   $    --

  Net (loss) income per
    common share                    $  (1.04)  $   .51   $    --   $    --   $    --

  Weighted average common shares
    outstanding                        8,109     8,353     5,562     4,074        --



                                                 Years Ended December 31,
                                                 ------------------------

                                      1996       1995      1994      1993        1992
                                      ----       ----      ----      ----        ----
                                         (In thousands, except number of policies)
STATISTICAL DATA(2):

MPCI:
  Buy-Up Coverage premiums
    serviced(3)(4)                  $222,422   $155,249  $114,576  $ 70,709  $ 45,752
  Market share                         15.9%      14.4%     12.5%      9.4%      6.0%
  Number of policies                  99,389     71,114    53,267    36,050    24,167

  Basic Coverage premiums
    serviced(4)                     $ 48,525   $ 34,954  $     --  $     --  $     --
  Market share                         22.6%      20.2%        --        --        --
  Number of policies                  49,494     42,642        --        --        --

Crop Hail:
  Premiums serviced                 $ 82,991   $ 69,625  $ 26,164  $  9,951  $  9,564
  Market share                         13.2%      13.3%      5.0%      2.0%      2.3%
  Number of policies                  35,479     32,720    12,940     4,942     4,168


BALANCE SHEET DATA:

Total assets                        $158,929   $153,465  $ 88,175  $ 35,230  $ 20,337
Long-term debt, excluding
  current installments                 2,654      3,374     1,978     1,621       618
Redeemable preferred stock            10,000(5)      --        --     3,250        --
Stockholders' equity                  33,752     44,342    38,669     1,960     1,176



______________

(1) Reflects federal and state income taxes as if the Company's subsidiaries had not been treated as S Corporations during periods prior to the Company's initial public offering in June 1994.
(2) Statistical data related to MPCI are presented on a July 1 to June 30 crop year basis (e.g., information for 1996 relates to July 1, 1995 to June 30, 1996 crop year). All crop hail statistics are presented on a calendar year basis. Market share information for MPCI and crop hail is derived from industry statistics published by the FCIC and National Crop Insurance Services, a statistical and rate filing organization ("NCIS"), respectively. Market share information for Basic Coverage is only based on the total Basic Coverage premiums written by private insurers.
(3) MPCI premiums represent premiums actually paid by the policyholder plus the portion of the premium subsidized and actuarially assumed by the FCIC.
(4) MPCI premiums serviced in the 1995 crop year represent actual premiums serviced by the Company and exclude the effect of the Dawson acquisition.
(5) Represents issuance of redeemable preferred stock to Fireman's Fund in July 1996. See Note 5 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in the Company's Annual Report on Form 10-K.

AGENCY OPERATIONS

SERVICE FEES

     The Company's agency operations revenues include service fees related to the servicing of MPCI and crop hail insurance, excess loss adjusting expense reimbursement related to MPCI premiums serviced and profit sharing amounts, if any, resulting from underwriting gains, if any, on the premiums it services.

     For Buy-Up Coverage, the Company is entitled to the expense reimbursement payable by the FCIC. This expense reimbursement is passed through to the Company under its MPCI contracts with third party insurance companies and is paid directly to the Company for MPCI premiums underwritten by its property and casualty insurance subsidiaries. For the 1997 crop year, beginning July 1, 1996, the expense reimbursement for Buy-Up Coverage was established by the FCIC at 29%. For the 1996 and 1995 crop years, the expense reimbursement for Buy-Up Coverage was established by the FCIC at 31%.

     For Basic Coverage, the Company retains a portion of the administrative fee paid by the insured and receives an amount for loss adjusting expenses (regardless of the loss experience of the insureds), which amounts are passed through or paid directly to the Company under its MPCI contracts. For Basic Coverage, the Company's portion of the administrative fee is up to the first $100 of the fee paid by the insured and the loss adjusting expense reimbursement which is equal to 4.7% of an imputed premium (based upon a 65% production guarantee at a 100% price election.)

     The expense reimbursement level for the 1998 and 1999 crop years for Buy-Up coverage is limited under the Reform Act to levels not to exceed 28% and 27.5%, respectively. See the following paragraph for a discussion of proposed changes to the expense reimbursement level for the 1998 crop year. Because the Company's MPCI service fees are directly related to the expense reimbursement established by the FCIC, the Company's future MPCI service fees will be affected by reductions in the level of expense reimbursement. Prior to the 1996 crop year, the impact of FCIC expense reimbursement level reductions on the Company's net earnings had been minimized because the Company had reduced its agents' commissions in order to minimize the impact on its margin on MPCI business.
MPCI agent commissions vary by agent depending on such factors as the volume of premium produced by the agent, whether or not the agent is responsible for any direct costs and other competitive factors. The Company believes, based on competitive factors within the industry, that it will have to absorb a significant portion of the expense reimbursement reduction in the 1997 crop year.

     On March 20, 1997, a draft of the SRA (effective for the 1998 crop year) was released by the FCIC. The draft SRA proposes to revise the expense reimbursement for Buy-Up Coverage to an amount equal to a flat $100 per policy plus 18% of the premium related to that policy (17% in the case of Crop Revenue Coverage policies, a revenue protection coverage introduced by the FCIC in the 1997 crop year). For Basic Coverage, private companies would receive a flat $50 per policy plus 4.8% of the premium related to that policy (based on a 50% production guarantee at a 60% price election). The draft SRA also proposes certain changes to the risk sharing arrangement (calculation of underwriting gain or loss on premiums retained by private companies) between private companies and the

FCIC. Under the proposed draft, private companies would receive the expense reimbursement in one installment at the time acreage reports are reported to and validated by the FCIC. The draft SRA also proposes certain other changes to the administration of the MPCI program, including certain compliance and program integrity issues. Earlier in 1997 and as a part of the Clinton Administration's budget proposal for the government's 1998 fiscal year, funding for the expense reimbursement was proposed at 24.5% for the 1998 crop year.

     The Company is not able to predict whether any or all of the proposed revisions to the SRA will ultimately be adopted, but believes that the proposed revisions (particularly the revisions to the expense reimbursement), if implemented as proposed, would have an adverse impact on the Company's results of operations in the 1998 crop year. The FCIC has requested written comments on the proposed SRA draft by April 11, 1997. The Company cannot predict what the final terms of the SRA will ultimately be or what other legislative or administrative actions may occur as a part of the SRA revision process or the federal budget process. For the 1998 crop year the Company expects to negotiate with agents regarding reduced commissions on Buy-Up coverage to offset expense reimbursement reductions, however, there is no assurance that any reduction will be able to be passed through to agents as a result of competitive or other factors.

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

     Additionally, the Company has arrangements with its third party insurance companies pursuant to which it is entitled to receive a percentage of the underwriting gains, if any, on MPCI premiums it services. These gains, or profit sharing, are reflected as additional service fees.

     The Company's operating results may vary significantly depending on the underwriting results of the premiums serviced and underwritten by it. The Company does not assume any of the underwriting loss under its MPCI agreements with third party insurers; and under the Company's MPCI agreement with Fireman's Fund, there is no loss carryforward to reduce future underwriting gains. Underwriting gains or losses on crop insurance are generally not determinable until sometime after the second quarter of any year and, accordingly, the Company expects that revenues, if any, from these arrangements will typically be recognized in the third and fourth quarters. Underwriting gains on premiums serviced by the Company are recognized by the Company as additional service fees and, because they generally have very low related expenses, can have a material impact on the Company's operating results. Accordingly, although the Company's risk management strategy is to minimize its exposure to underwriting risk, the Company's earnings can be materially affected by factors which impact underwriting results and, accordingly, its portion of any underwriting gains, including the timing and severity of losses from storms and other natural perils.

     The Company's service fees related to crop hail insurance are a percentage of the premiums serviced for third party insurance companies.

AGENT COMMISSIONS AND OTHER DIRECT COSTS

     Agent commissions and other direct costs related to marketing and servicing MPCI are obligations of the Company under its MPCI agreements and, accordingly, are reflected as expenses of the Company. Additionally, agent commissions and other direct costs on crop hail insurance are generally direct obligations of the Company and, therefore, are reflected as expenses of the Company. Under the Company's crop hail contract with CNA, agent commissions and other direct costs, except loss adjusting expense, are the direct obligations of CNA and therefore are not reflected as an expense of the Company.

     Other direct costs include overwrite fees payable to third party insurance companies, loss adjusting expenses, premium taxes on crop hail insurance, bureau fees and other costs. These costs, except for loss adjusting expense, vary proportionally with the amount of premiums serviced. Beginning in the 1997 crop year and as a result of the restructuring of its MPCI agreement with Fireman's Fund, the Company will no longer pay any overwrite fees on MPCI premiums it places with Fireman's Fund.

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

     For crop hail insurance, service fees are recognized when the insurance coverage is accepted by the insurance company, which is concurrent with the completion of substantially all services required to be performed by the Company. Direct costs such as agent commissions, loss adjusting and premium taxes are recognized at the time service fees are recognized.

     The Company recognizes service fees under the profit sharing provisions of its agreements with third party insurance companies when a reasonable estimate can be made. The Company generally recognizes profit sharing, if any, in the third and fourth quarters.

SOFTWARE OPERATIONS

     The Company's software operations revenues include sales of VisAg-TM-software, mapping products, and hardware products. Costs include commissions on software and mapping sales, mapping product development costs, hardware costs, and other direct costs such as shipping, postage, and packaging. The VisAg-TM-product is a PC-based map driven farm management system designed for use by small family farms to large corporate operations. Mapping products are computer generated geo-referenced maps which allow an agent or farmer to view an entire agricultural operation on a single map. Hardware products represent various hardware products manufactured by third parties sold to agents and other outside customers. Revenues from the sale of VisAg-TM-, mapping products and hardware are recognized upon shipment to the customer.

     Sales of VisAg-TM- and other mapping products have not made a significant contribution to revenues or earnings since their introduction. Management continues to assess the VisAg-TM- product marketing and distribution strategy, does not expect to achieve significant profitability in its software operations in 1997 and will seek to manage these operations to a break even level. The Company does, however, continue to believe map based technology is important in supporting its crop insurance operations and will continue to develop products or applications for use by its agency distribution network.

INSURANCE OPERATIONS

     The Company's insurance operations include premiums earned and losses incurred on Buy-Up and Basic Coverages, crop hail, and farm and ranch insurance coverages underwritten and retained by the Company's property and casualty insurance company subsidiaries.

     For the 1996 and 1997 crop years, the Company did not and will not retain any MPCI premiums underwritten by its insurance company subsidiaries. For the 1996 crop hail season, the Company retained 15% of crop hail premiums underwritten by Dawson. In 1995, Dawson retained a certain amount of risk on premiums underwritten and reinsured prior to its acquisition by the Company in excess of the Company's risk retention strategy.

INVESTMENT INCOME

     Historically, the Company has derived investment income from interest charged to policyholders who elect not to pay their MPCI premiums on the FCIC established due date and from investments. Under the MPCI program, the FCIC charges interest at a rate of 1.25% per month on overdue premiums and the insurance company, which is responsible for payment of the policyholder's premiums to the FCIC, passes such interest cost on to the policyholder.

     The Company has agreed with its contracting insurance companies to assume the responsibility for such payments to the FCIC and, therefore, receives interest payments made by policyholders on deferred premiums. In the event of an insured loss, the Company deducts premium payments and interest, if any, from the claim payment to the farmer.

     The Company also earns investment income on interest and dividends on investment securities and excess cash invested at certain times of the year, which typically occurs after MPCI and crop hail premiums are collected.
Realized gains and losses on the sale of investments are included in investment income. Also included in investment income are income and losses on investments in companies which are 50% or less owned by the Company, which are accounted for under the equity method.

SEASONALITY

     The Company's quarterly operating results vary substantially from quarter to quarter as a result of various factors, including MPCI sales closing dates, crop production cycles and recognition of underwriting gains, if any. The Company recognizes the highest amount of service fees and related direct costs in the first quarter because the sales closing date for the majority of spring crops is March 15. The majority of these amounts are attributed to service fees related to MPCI. Virtually all of the Company's service fees and direct costs related to crop hail insurance are recognized in the second quarter. The Company generally recognizes its second highest amount of revenues and related direct costs in the third quarter because the MPCI sales closing date for the majority of fall crops is September 30. In addition, the Company may recognize a portion of underwriting gains or losses, if any, on the premiums it services or underwrites in the third quarter. In the fourth quarter, the Company also recognizes underwriting gains or losses, if any, on the premiums it services or underwrites, most of the interest income on MPCI deferred premium financing and service fees on MPCI premiums with sales closing dates occurring in the fourth quarter. Crop Growers cannot predict whether MPCI sales closing dates will be changed in the future, but any such change could have a material effect on the Company's quarterly results of operations. Because the Company's business is directly tied to the production cycle of crops, the Company expects that seasonal patterns in its operating results will continue.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

     AGENCY OPERATIONS. Service fees in the year ended December 31, 1996 increased $19.6 million to $104.6 million from $85.0 million in the year ended December 31, 1995. Although overall MPCI premiums serviced increased during 1996, the increase was primarily the result of the acquisition of Dawson and FCIC established rate increases on MPCI premiums in the 1996 crop year. The increase was partially offset by a loss of premiums written by certain agencies who elected to have their premiums serviced by other insurance companies, a reduction in the expense reimbursement paid by the FCIC from 31% in the 1996 crop year to 29% in the 1997 crop year and the impact of the dissolution of its MPCI agreement with CNA. See ""-- Restructuring and Non-Core Expenses.'' Management believes the Company's premiums in the first quarter of 1997 will continue to be adversely impacted by certain factors including competitive pressures, principally relating to commissions, and the dissolution of its MPCI agreement with CNA.

     Also included in service fees is $10.9 million in profit sharing revenue in the year ended December 31, 1996 as compared to $9.1 million in the year ended December 31, 1995. The increase in profit sharing was primarily the result of the increase in premiums serviced in 1996 compared to 1995. Profit sharing revenue as a percentage of premiums serviced decreased to 4.9% in 1996 from 5.8% in 1995. The decrease was primarily attributed to less favorable underwriting results on the premiums serviced in 1996 as compared with 1995.

     In addition to profit sharing, the Company also recorded excess loss adjusting expense reimbursement of $2.0 million in the year ended December 31, 1996 as compared to $3.3 million in the year ended December 31, 1995. Included in the $3.3 million of excess loss adjusting expense reimbursement in 1995 was $1.7 million of excess loss adjusting expense reimbursement associated with hold harmless provisions on certain prevented planting claims specific to the 1995 crop year.

     Agent commissions and other direct costs in the year ended December 31, 1996 increased by $18.5 million to $71.1 million from $52.6 million in the year ended December 31, 1995. The increase in agent commissions and other direct costs was primarily a result of the increased MPCI and crop hail premiums serviced. Agent commissions increased as a percentage of premiums serviced in 1996 as compared to 1995 due to competitive pressures which forced the Company to, in several areas of the country, increase commissions offered to agents.

     Also included in agent commissions and other direct costs in the year ended December 31, 1996 were $3.2 million in charges related to the Company's assessment of its adequacy of the allowance for uncollectible receivables. The Company reviewed the historical collection experience of receivables, collectability of certain balances, and the growth in the volume of premiums serviced and other receivables in determining the necessary allowance for uncollectible receivables at December 31, 1996. In addition to the charges included in agent commissions and other direct costs, the Company recorded $655,000 and $697,000, respectively, in 1996 and 1995 to the provision for uncollectible receivables which is included in general and administrative expenses.

     INSURANCE OPERATIONS. Premiums earned increased to $2.5 million in 1996 from $(182,000) in 1995. Losses incurred increased in 1996 to $1.3 million from $(2.3) million. The increases were primarily due to crop hail premiums underwritten and retained by Dawson in 1996. Dawson was not acquired until July 1995 which was after most crop hail premiums had been written for 1995.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 16.6% in the year ended December 31, 1996 to $33.7 million from $28.9 million in the year ended December 31, 1995. The increase was due primarily to the increase in the number of employees hired to service increased MPCI premium and crop hail premium volume and additional general and administrative costs incurred as a result of the acquisitions made by the Company in 1995 as the operations have now been included for a full year.

     Depreciation and amortization expenses increased to $3.3 million in the year ended December 31, 1996 from $2.4 million in the year ended December 31, 1995. The increase was primarily a result of increased property and equipment purchased in late 1995 and 1996 and an increase in the amortization of intangible assets as a result of the acquisitions during 1995.

     RESTRUCTURING AND NON-CORE EXPENSES. In 1996, as a result of management's assessment of the Company's core operation and focus on improving the consistency of its financial performance and improving shareholder returns, the Company recorded costs related to the relocation of the Company's corporate headquarters and main office to Overland Park, Kansas, of $2.0 million, write downs and losses on assets to be disposed of consisting of real estate and software mapping of $1.3 million, losses on the discontinuation of certain non-core business operations of $2.0 million, and costs accrued as a result of the cancellation of certain agreements and contracts with third parties of $1.1 million.

     Additionally, as a result of the dissolution of its MPCI agreement with CNA, the Company was required to request agents to cancel and rewrite MPCI policies previously written on CNA paper to Fireman's Fund, or one of its insurance subsidiaries paper. For other competitive factors, including significant incentive fees being offered to agents by competitors to induce agents to transfer their books of business, the Company offered incentive fees to agents to compensate them for obtaining the necessary cancellation and rewrite forms from policyholders. In the year ended December 31, 1996, the Company agreed to pay approximately $300,000 relating to transferred business. The Company expects to pay approximately $1.5 million to $1.8 million of additional incentive fees in the first quarter of 1997 as part of the cancellation and rewrite process. The Company anticipates accruing these amounts consistent with the Company's revenue recognition method. The Company believes these costs are a one-time expenditure.

     LEGAL MATTERS. In the year ended December 31, 1996, the Company incurred approximately $4.0 million in expenses, primarily legal fees, in connection with indictments of the Company and certain of its former officers by the Independent Counsel appointed to investigate matters relating to former Secretary of Agriculture, Mike Espy. Included in this amount, are amounts advanced by the Company pursuant to indemnification agreements between the former officers and the Company. In January 1997, the Company settled this matter and agreed to pay $2.0 million. This amount, which is not tax deductible, was accrued as an expense in 1996. The Independent Counsel matter continues against one former officer of the Company.

     The Company also incurred approximately $200,000 in the year ended December 31, 1996 in connection with defending a shareholder class action lawsuit filed in May 1995. In February 1997, the Company settled this matter and agreed to pay $2.5 million, $1.22 million of which is payable by the Company and the remainder of which is payable under the terms of a directors' and officers' insurance policy. The $1.22 million was accrued as an expense in 1996.

     INTEREST EXPENSE. Interest expense increased to $1.5 million in the year ended December 31, 1996 from $859,000 in the year ended December 31, 1995. The increase in interest expense was a result of additional borrowings necessary to finance operating expenses attributed to the increase in premium volumes as well as MPCI deferred premiums in the 1996 crop year.

YEARS ENDED DECEMBER 31, 1995 AND 1994

     AGENCY OPERATIONS. Service fees in the year ended December 31, 1995 increased $36.9 million to $85.0 million from $48.1 million in the year ended December 31, 1994. The increase in service fees was primarily the result of an increase in MPCI and crop hail premiums serviced, underwriting gains and revenues from excess loss adjustment expense reimbursement. The increase in MPCI premiums serviced was due, in part, to the overall increase in the Buy-Up Coverage market as a result of the Reform Act, and the addition of Basic Coverage beginning with the 1995 crop year. Actual premiums serviced by the Company (including Dawson) during the 1995 crop year were $191.4 million and $39.5 million for Buy-Up and Basic Coverage, respectively. During the 1995 crop year, the FCIC made a one time change (in large part due to excess moisture which delayed planting in certain states) to excess loss adjustment expense reimbursement to allow companies to recover additional loss adjusting expenses associated with adjusting prevented planting claims. The Company recognized $3.3 million in excess loss adjustment expense reimbursement from the FCIC attributable to the 1995 crop year. A significant portion of this was related to preventive planting claims. Crop hail premiums serviced increased as a result of growth in the Company's business and as a result of the Dawson acquisition.

     Service fees also increased as the Company recognized $9.1 million of underwriting gains in the year ended December 31, 1995 compared to $3.1 million in the year ended December 31, 1994. The increase in the Company's share of underwriting gains was primarily a result of increased premiums serviced, the fact that there was no loss carryforward remaining under its MPCI contract with CNA and favorable underwriting results on premiums retained by Dawson.

     Agent commissions and other direct costs increased by $22.1 million to $52.6 million for the year ended December 31, 1995 compared to $30.5 million for the year ended December 31, 1994. The increase in agent commissions and other direct costs was a result of the increased MPCI premiums serviced by the Company during the year ended December 31, 1995 compared to the same period in 1994 and as a result of the loss adjusting costs associated with adjusting of claims incurred in prevented planting. These increases were partially offset by the agency acquisitions completed during the year which had the effect of moving direct costs to general and administrative expenses as these agents became employees. In addition, overwrite fees payable to third party insurance companies decreased slightly as Plains and Dawson underwrote a larger percentage of the premiums serviced by the Company in the year ended December 31, 1995 compared to 1994. As a percentage of service fees, related agent commissions and other direct costs decreased to 62.5% in 1995 from 63.5% in 1994.

     INSURANCE OPERATIONS. Premiums earned decreased in 1995 to $(182,000) from $1.3 million in 1994. Losses incurred decreased in 1995 to $(2.3) million from $1.3 million in 1994. The decreases were due primarily to the acquisition of Dawson. In connection with the purchase of Dawson, at July 14, 1995, initial estimates were made of premiums and losses related to the MPCI and crop hail business underwritten by Dawson prior to the acquisition. The Company's practice is to estimate a breakeven underwriting result until late in the third quarter, when more information is available on the underwriting results of its premiums serviced. Subsequent to the acquisition, the FCIC changed the MPCI program to provide insurance companies relief for most of the prevented planting losses, and as a result the level of loss reserves estimated at the acquisition date was higher than the amount ultimately necessary. This reduction of loss reserves along with other changes in estimates made as of the acquisition date, resulted in the business acquired having an underwriting gain of approximately $2.3 million.

     INVESTMENT INCOME. Investment income increased $766,000 in the year ended December 31, 1995 to $2.2 million from $1.4 million in the year ended December 31, 1994. The increase in investment income was due primarily to realized gains on investment securities sold during 1995 to fund the Dawson acquisition.

     INTEREST EXPENSE. The increase in interest expense was primarily due to additional borrowings necessary to finance MPCI deferred premiums and operating expenses attributed to the increase in premium volume as a result of the extension by the FCIC of reporting deadlines for the 1995 crop year (which delayed the Company's receipt of a portion of the expense reimbursement payable to the Company on MPCI premiums) as well as additional long-term debt incurred on the permanent financing of the Company's former headquarters in Great Falls, Montana.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 150.6% to $28.9 million in the year ended December 31, 1995 from $11.5 million in the year ended December 31, 1994. The increase was due primarily to the increase in the number of employees hired to service the increased MPCI premium volume and additional general and administrative costs incurred as a result of the acquisitions made by the Company in 1995. At December 31, 1995 the Company had 524 employees, 142 of which were hired in 1995 as a result of acquisitions, compared to 228 at December 31, 1994. The Company also incurred significant start-up costs including development and marketing costs associated with the initial release of VisAg-TM- in December 1995.

     Depreciation and amortization expenses increased to $2.4 million in the year ended December 31, 1995 from $1.0 million for the year ended December 31, 1994. The increase was primarily a result of increased property and equipment purchased to support the growth of the Company and an increase in the amortization of intangible assets as a result of acquisitions.

     INCOME TAXES. For the year ended December 31, 1994, the Company recognized approximately $264,000 of a rehabilitation tax credit related to the renovation of the Company's new office building which qualified as a historic structure. This had the effect of reducing the Company's effective tax rate as compared to the year ended December 31, 1995.

     MINORITY INTEREST. Minority interest represents dividends accrued and the accretion of discount on preferred stock issued in March of 1995, to fund the Dawson acquisition. Also included in minority interest are earnings attributed to minority shareholders.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     Net cash provided by operating activities was $12.2 million and $2.9 million during 1996 and 1994, respectively, compared with cash used by operating activities of $15.3 million in 1995. The increase in cash provided by operating activities in 1996 was primarily the result of the Company settling with insurance companies on crop hail and MPCI premiums in the first quarter of 1997 rather than in the fourth quarter of 1996. In addition, in 1995, the FCIC extended the payment due dates for the 1995 crop year by one month for policyholders which delayed policyholders payments to the Company for MPCI premiums due. This had the effect of delaying the Company's receipt of a portion of the expense reimbursement payable to the Company on MPCI premiums serviced. This delay, which did not happen in 1994, nor reoccur in 1996, substantially increased cash used for operations during 1995.

INVESTING ACTIVITIES

     Cash provided by investing activities was $22.4 million and $699,000 for 1996 and 1995, respectively, compared with cash used by investing activities of $37.3 million in 1994. Historically, most of the Company's cash flow has been used to pay premiums due to the FCIC in the last quarter of the year on behalf of policyholders in order to earn the spread between the interest charged to the policyholders, which is equal to the rate established by the FCIC, and the Company's cost of funds. The increase in cash provided by investing activities in 1996 was primarily a result of the Company not financing the premiums payable to the FCIC on the 1996 crop year. In November 1996, Crop Growers and Fireman's Fund amended their MPCI agreement pursuant to which Fireman's Fund financed the premiums on behalf of the policyholders in exchange for the interest charged on the deferred premiums. The Company continues to administer the collection of the receivables and is ultimately responsible for the collection of the balances. The Company receives a fee for administrative costs related to the premiums financed. Deferred premiums financed at December 31, 1995, were $22.1 million compared to $27.6 million at December 31, 1994. The portion of deferred premiums financed at December 31, 1995, was less than 1994, due to less available funds to finance premiums, primarily as a result of the Company's use of funds to finance the acquisition of Dawson and the delay in receiving the excess loss adjusting expense reimbursement from the FCIC for prevented planting until January, 1996.

     The remaining investing activities of the Company have been primarily purchases and sales of investment securities, acquisitions and purchases of property and equipment needed as a result of the growth of the Company. During 1996, a portion of the proceeds from the $6.1 million sale of investment securities were used by the Company to assist in funding operations during 1996 and early 1997. Additionally, during 1995, the Company used $9.1 million in proceeds from the sale of investment securities to fund the acquisition of Dawson. During 1994, the Company invested $13.5 million in investment securities. This amount represented proceeds from the Company's two public offerings pending the need for corporate use.

FINANCING ACTIVITIES

     Cash used by financing activities was $25.4 million in 1996, compared with cash provided by financing activities of $18.6 million and $34.1 million for 1995 and 1994, respectively. The primary source of cash during 1996 was $10 million from the issuance of redeemable preferred stock to Fireman's Fund. The primary use of cash during 1996 was to repay amounts outstanding under the Company's line of credit of $32.2 million. The primary sources of cash during 1995 and 1994 were from draws on the Company's line of credit to pay the deferred premiums due to the FCIC on behalf of policyholders and $35.9 million in 1994 of net proceeds received in the Company's two public offerings. The Company also redeemed $3.5 million of subsidiary preferred stock during 1994.

     In addition, during 1996, the Company repurchased $2.1 million of common stock from certain former executive officers under separation agreements with the officers. The Company purchased an additional $85,000 of stock in January 1997 as the last required purchases under these agreements. See Note 8 of Notes to Consolidated Financial Statements.

     The Company paid $239,000 in dividends during 1996 relating to its preferred stock issued to Fireman's Fund in July 1996. The Company has not paid dividends on its common stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not currently anticipate paying cash dividends on its common stock in the foreseeable future.

CAPITAL RESOURCES

     Historically, the Company has maintained lines of credit to finance working capital needs and premiums on behalf of policyholders who elect not to pay their MPCI premiums on the FCIC established due date and to fund crop hail losses in advance of reimbursement from the contracting insurance companies. These lines of credit expired in October and November 1996 and were not renewed.

     In connection with the March 1997 acquisition agreement between the Company and Fireman's Fund, Fireman's Fund has agreed to provide the Company with a working capital line of credit of up to $15 million subject to certain borrowing base limitations in the event that the Company is not able to secure third party financing. The credit agreement includes restrictive covenants and the requirement to maintain certain financial ratios and minimum net worth. The commitment which will expire in March 1998, does not contain any loan or commitment fees and borrowings bear interest at national bank's base rate. If the Company were to terminate the acquisition agreement with Fireman's Fund, any amounts then outstanding under the line of credit would become immediately due and payable.

     In addition, under the crop hail general agency agreement between the Company and Fireman's Fund, Fireman's Fund will fund crop hail losses. Accordingly, the Company will not need to finance crop hail losses in 1997.

     The Company believes that the cash generated from operations and the availability of borrowings under the Fireman's Fund commitment to provide working capital will provide sufficient resources to finance the Company's current operations and projected working capital needs for the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----
Independent Auditors' Report                                                  35

Consolidated Financial Statements:

     Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994                                         36

     Balance Sheets as of December 31, 1996 and 1995                          37

     Statements of Stockholders' Equity for the years ended
     December 31, 1996, 1995 and 1994                                         38

     Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994                                         39

Notes to Consolidated Financial Statements                                    40

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Crop Growers Corporation:

We have audited the accompanying consolidated balance sheets of Crop Growers Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crop Growers Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP
Kansas City, Missouri
March 28, 1997

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                             1996         1995          1994
                                             ----         ----          ----

Revenues:
  Service fees                           $104,602,376  $85,025,204   $48,100,395
  Premiums earned and other income          4,308,467      700,910     2,202,499
  Investment income                         2,255,324    2,162,613     1,396,713
                                         ------------  -----------   -----------
    Total revenues                        111,166,167   87,888,727    51,699,607

Expenses:
  Agent commissions and other
    direct costs                           71,082,490   52,611,960    30,475,468
  Losses incurred and other expenses        2,420,666   (2,012,311)    1,427,218
  General and administrative expenses      33,698,919   28,885,688    11,525,930
  Restructuring and non-core expenses       6,509,628           --            --
  Legal matters                             7,458,044           --            --
  Interest expense                          1,477,595      858,640       394,167
                                         ------------  -----------   -----------
    Total expenses                        122,647,342   80,343,977    43,822,783
                                         ------------  -----------   -----------
  (Loss) income before income taxes
    and minority interest                 (11,481,175)   7,544,750     7,876,824

    Income tax benefit (expense)            3,345,732   (2,942,452)   (2,273,435)
    Minority interest                         (67,227)    (306,987)     (279,819)
                                         ------------  -----------   -----------
  Net (loss) income                        (8,202,670)   4,295,311     5,323,570

    Redeemable preferred stock dividend      (238,889)          --            --
                                         ------------  -----------   -----------
  Net (loss) income attributable to
    common stock                         $ (8,441,559) $ 4,295,311   $ 5,323,570
                                         ------------  -----------   -----------
                                         ------------  -----------   -----------
Pro forma data (see Note 7):
  Historic net income                    $         --  $        --   $ 5,323,570
    Pro forma provision for
     income taxes                                  --           --      (280,975)

                                         ------------  -----------   -----------
  Pro forma net income                   $         --  $        --   $ 5,042,595
                                         ------------  -----------   -----------
                                         ------------  -----------   -----------
Pro forma net income per common share    $         --  $        --   $      0.91
                                         ------------  -----------   -----------
                                         ------------  -----------   -----------

Net (loss) income per common share       $      (1.04) $       .51   $        --
                                         ------------  -----------   -----------
                                         ------------  -----------   -----------
Weighted average common shares
  outstanding                               8,108,600    8,352,837     5,562,374
                                         ------------  -----------   -----------
                                         ------------  -----------   -----------


See accompanying notes to consolidated financial statements.

                         CROP GROWERS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1996 AND 1995


     ASSETS                                             1996           1995
                                                        ----           ----
Investments:
  Fixed maturities, held to maturity               $  1,308,439   $  2,311,177
  Fixed maturities, available for sale                5,199,708      5,838,391
  Equity securities, available for sale                      --      1,757,540
                                                   ------------   ------------
    Total investments                                 6,508,147      9,907,108

Cash and cash equivalents                            16,132,126      6,980,570
Premiums receivable, net                             57,536,838     60,944,012
Underwriting gain receivable                         14,317,285     12,926,642
Reinsurance balances recoverable                     32,625,869     31,779,006
Property and equipment, net                           5,242,447     11,687,066
Intangible assets, net                                9,857,238     10,528,630
Income tax recoverable                                4,949,064      5,434,737
Deferred tax asset                                    1,861,640             --
Other assets                                          9,898,474      3,277,131
                                                   ------------   ------------
                                                   $158,929,128   $153,464,902
                                                   ------------   ------------
                                                   ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Premiums payable                                   $ 29,504,825   $  6,336,084
Commissions payable                                  16,239,692     14,142,811
Underwriting gain payable                             1,216,780      4,512,961
Deferred tax liability                                       --      1,244,852
Accounts payable and accrued liabilities             12,253,886      4,259,312
Reinsurance balances payable                         17,010,461     17,787,551
Loss reserves                                        32,147,342     21,726,157
Deferred service fees                                 3,513,445      2,678,871
Notes payable to bank                                        --     32,245,539
Long-term debt                                        3,290,672      4,188,540
                                                   ------------   ------------
                                                    115,177,103    109,122,678

Redeemable preferred stock                           10,000,000             --

Stockholders' equity
  Common stock (par value $.01):
    40,000,000 shares authorized; 7,970,251 and
    8,172,581 shares issued and outstanding at
    December 31, 1996 and December 31, 1995,
      respectively                                       79,702         81,726
  Paid-in capital                                    36,729,115     38,244,567
  Accumulated (deficit)/retained earnings            (3,086,499)     5,881,973
  Unrealized appreciation of fixed maturity
    and equity investments, net of taxes                 54,707        208,958
  Unearned compensation                                 (25,000)       (75,000)
                                                   ------------   ------------
    Total stockholders' equity                       33,752,025     44,342,224

Commitments and contingencies (Notes 11, 13
 and 16)                                           ------------   ------------
                                                   $158,929,128   $153,464,902
                                                   ------------   ------------
                                                   ------------   ------------

See accompanying notes to consolidated financial statements.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                                                 Accumulated
                                                                                                  (Deficit)
                                               Common Stock            Paid-in      Invested       Retained
                                           Shares      Par Value       Capital       Capital       Earnings
                                          ----------  ------------   -----------   -----------   -----------

Balances, December 31, 1993                       --   $        --   $        --   $   643,191   $ 1,316,812
  Net income                                      --            --            --            --     5,323,570
  Net contributions                               --            --            --        29,130            --
  Reorganization                           3,570,000        35,700     5,338,099      (672,321)   (4,701,478)
  Change in unrealized appreciation
    (depreciation) of fixed maturity
    investments, net of taxes                     --            --            --            --            --
  Dividends and distributions                     --            --    (4,140,000)           --            --
  Issuance of common stock, net of
    offering costs of $4,584,618           4,180,748        41,807    35,829,186            --            --
  Issuance of restricted stock                20,000           200       149,800            --            --
  Restricted stock compensation earned            --            --            --            --            --
                                           ---------   -----------    ----------    ----------   -----------
Balances, December 31, 1994                7,770,748        77,707    37,177,085            --     1,938,904
  Restatement for immaterial pooling
    of interests                             316,500         3,166        20,835            --      (352,242)
                                           ---------   -----------    ----------    ----------   -----------
Balances, December 31, 1994, as restated   8,087,248        80,873    37,197,920            --     1,586,662
  Net income                                      --            --            --            --     4,295,311
  Issuance of common stock in
    conjunction with acquisition              46,933           469       759,031            --            --
  Exercise of stock options                   38,400           384       287,616            --            --
  Restricted stock compensation earned            --            --            --            --            --
  Change in unrealized appreciation
    (depreciation) of fixed maturity
    and equity investments, net of taxes          --            --            --            --            --
                                           ---------   -----------    ----------    ----------   -----------
Balances, December 31, 1995                8,172,581        81,726    38,244,567            --     5,881,973
  Net loss                                        --            --            --            --    (8,202,670)
  Exercise of stock options                    1,920            19        14,381            --            --
  Repurchase of common stock                (204,250)       (2,043)   (1,529,833)           --      (526,913)
  Dividends paid on preferred stock               --            --            --            --      (238,889)
  Restricted stock compensation earned            --            --            --            --            --
  Change in unrealized appreciation
    (depreciation) of fixed maturity
    and equity investments, net of taxes          --            --            --            --            --
                                           ---------   -----------    ----------    ----------   -----------
Balances, December 31, 1996                7,970,251   $    79,702   $36,729,115   $        --   $(3,086,499)
                                           ---------   -----------    ----------    ----------   -----------
                                           ---------   -----------    ----------    ----------   -----------


                                              Unrealized
                                            Appreciation                      Total
                                           (Depreciation)     Unearned    Stockholders'
                                           of Investments   Compensation     Equity
                                           --------------   ------------     ------

Balances, December 31, 1993               $        --     $      --       $1,960,003
  Net income                                       --            --        5,323,570
  Net contributions                                --            --           29,130
  Reorganization                                   --            --               --
  Change in unrealized appreciation
    (depreciation) of fixed maturity
    investments, net of taxes                 (71,734)           --          (71,734)
  Dividends and distributions                      --            --       (4,140,000)
  Issuance of common stock, net of
    offering costs of $4,584,618                   --            --       35,870,993
  Issuance of restricted stock                     --      (150,000)              --
  Restricted stock compensation earned             --        25,000           25,000
                                          -----------     ---------       ----------
Balances, December 31, 1994                   (71,734)     (125,000)      38,996,962
  Restatement for immaterial pooling
    of interests                                   --            --         (328,241)
                                          -----------     ---------       ----------
Balances, December 31, 1994, as restated      (71,734)     (125,000)      38,668,721
  Net income                                       --            --        4,295,311
  Issuance of common stock in
    conjunction with acquisition                   --            --          759,500
  Exercise of stock options                        --            --          288,000
  Restricted stock compensation earned             --        50,000           50,000
  Change in unrealized appreciation
    (depreciation) of fixed maturity
    and equity investments, net of taxes      280,692            --          280,692
                                          -----------     ---------       ----------
Balances, December 31, 1995                   208,958       (75,000)      44,342,224
  Net loss                                         --            --       (8,202,670)
  Exercise of stock options                        --            --           14,400
  Repurchase of common stock                       --            --       (2,058,789)
  Dividends paid on preferred stock                --            --         (238,889)
  Restricted stock compensation earned             --        50,000           50,000
  Change in unrealized appreciation
    (depreciation) of fixed maturity
    and equity investments, net of taxes     (154,251)           --         (154,251)
                                          -----------     ---------       ----------
Balances, December 31, 1996               $    54,707      $(25,000)     $33,752,025
                                          -----------     ---------       ----------
                                          -----------     ---------       ----------




See accompanying notes to consolidated financial statements.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                         1996           1995         1994
                                                     ------------  -----------  -------------

OPERATING ACTIVITIES:
  Net (loss) income                                  $(8,202,670)  $ 4,295,311   $ 5,323,570
  Adjustments to reconcile net (loss) income
    to net cash provided (used) by operating
    activities:
  Depreciation                                         1,758,218     1,249,632       485,046
  Amortization                                         1,583,216     1,165,840       550,385
  Deferred taxes                                      (3,006,769)      835,679       275,534
  Gain on sale of securities available for sale         (435,557)     (371,237)           --
  Loss on restructuring charges                        3,292,217            --            --
  Other changes, net of effect from acquisitions:
    Premiums receivable, net                           3,407,174    59,074,738   (25,564,731)
    Premiums payable                                   2,369,733   (57,518,081)   14,010,143
    Underwriting gain receivable/payable              (4,686,823)   (5,413,681)   (3,000,000)
    Commissions payable                                2,096,881    (5,748,128)    4,261,797
    Loss reserves                                     10,421,185   (35,548,868)    5,609,411
    Reinsurance balances recoverable                    (846,863)   14,485,003    (4,279,105)
    Reinsurance balances payable                        (777,090)   13,508,446     4,279,105
    Accounts payable and accrued liabilities           7,994,577     1,194,787       659,361
    Income taxes                                         485,613    (6,643,277)      287,605
    Other                                             (3,230,408)      114,835        (2,010)
                                                      ----------   -----------   -----------
Net cash provided (used) by operating activities      12,222,634   (15,319,001)    2,896,111

INVESTING ACTIVITIES:
  Change in company financed premiums                 20,799,008     5,504,598   (15,233,082)
  Purchase of securities - available for sale         (3,653,116)  (11,865,698)  (11,203,397)
  Purchase of securities - held to maturity                   --            --    (2,313,240)
  Proceeds from sales and maturities of
    securities - available for sale                    6,271,260    19,397,918        35,000
  Proceeds from maturities of securities - held
    to maturity                                        1,000,000            --            --
  Sale of assets held for sale                         1,430,000            --            --
  Purchases of intangible assets, including
    sales of assets, acquisitions of businesses,
    net of cash received                              (1,124,331)   (6,215,541)   (2,140,338)
  Purchases of property and equipment                 (2,367,215)   (6,122,241)   (6,413,749)
                                                      ----------   -----------   -----------

Net cash provided (used) by investing activities      22,355,606       699,036   (37,268,806)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                  14,400       288,000    35,870,993
  Repurchase of common stock                          (2,058,788)           --            --
  Preferred stock transactions                        10,000,000            --    (3,529,819)
  Change in notes payable to bank                    (32,245,539)   18,193,539     5,052,000
  Proceeds from issuance of long-term debt                30,264     2,350,864     1,731,511
  Repayment of long-term debt                           (928,132)   (2,207,231)   (1,053,568)
  Dividends and other distributions                     (238,889)           --    (3,957,072)
                                                      ----------   -----------   -----------
Net cash (used) provided by financing activities     (25,426,684)   18,625,172    34,114,045

  Net change in cash and cash equivalents              9,151,556     4,005,207      (258,650)

Cash and cash equivalents, beginning in year           6,980,570     2,975,363     3,234,013
                                                      ----------   -----------   -----------
Cash and cash equivalents, end of year               $16,132,126   $ 6,980,570   $ 2,975,363
                                                     -----------   -----------   -----------
                                                     -----------   -----------   -----------


See accompanying notes to consolidated financial statements

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995, AND 1994


(1)  ORGANIZATION

     Crop Growers Corporation and subsidiaries (the Company) markets and services federal multi-peril crop insurance, crop hail and other insurance products on behalf of insurance companies, including its wholly-owned subsidiaries, Plains Insurance Company (Plains) and Dawson Hail Insurance Co. (Dawson). The Company is also involved in development and marketing of proprietary software applications for use in the agriculture industry by insurance agents and farmers.

     On March 5, 1997, Fireman's Fund and the Company entered into a definitive agreement by which Fireman's Fund would acquire the Company in a cash merger at $10.25 per share. The transaction is subject to, among other things, Company stockholder approval, regulatory approval and other customary conditions. Because of regulatory approvals and clearances, the transaction is not expected to close until mid-1997.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     BASIS OF ACCOUNTING

     The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") which, as to the insurance company subsidiaries, vary from statutory accounting practices prescribed or permitted by insurance regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     REVENUE RECOGNITION

     For multi-peril crop insurance, service fees are recognized based on estimates of premium as of the sales closing date which is when coverage for a crop must be applied for or renewed by the policyholder and when substantially all required services relating to placing the insurance have been rendered. Actual premiums billed, which are based on actual planted acreage, may vary from the original estimates made at the sales closing date. The resulting adjustments are reflected in operations in the periods in which they are determined. For crop hail insurance, service fees are recognized when the insurance coverage is accepted by the insurance company, which is concurrent with the completion of substantially all services required by the Company. Direct costs such as agent commissions are recognized at the time service fees are recognized.

Premiums associated with the underlying coverage are recognized as due from the insured or agent and payable to the United States Department of Agriculture's Federal Crop Insurance Corporation (FCIC), insurance company or reinsurance company concurrent with the recognition of service fees. Premiums on multi-peril and crop hail insurance written by Plains and Dawson are considered earned when written. For multi-peril crop insurance, premiums are written based on estimates of premium as of the sales closing date.

The Company is entitled to additional income on certain business written for or reinsured with third-party insurance companies based on specified loss experience. This additional income is recognized as income when a reasonable estimate can be made. The Company recognized $10.9 million, $9.1 million and $3.1 million for the years ended 1996, 1995 and 1994, respectively, under certain of these profit sharing provisions.

LOSS RESERVES

Loss reserves are based upon estimates for losses reported and estimates for losses incurred but not yet reported. For multi-peril crop insurance, loss reserves are recorded at 100% of estimated premiums earned at the sales closing date. Reinsurance recoverable is recorded at the same time for the portion of losses not retained by the Company.

The liability for losses and the related estimation methods are continually reviewed and revised to reflect current conditions and trends. The resulting adjustments are reflected in operations in the periods in which they are determined. While management believes the reserves for losses are adequate to cover the ultimate liability, the actual ultimate loss costs may vary from amounts provided.

REINSURANCE

Reinsurance recoverable on paid and unpaid losses are reported as assets, instead of being netted with the related liabilities, since the Company is not relieved of its legal liability to its policyholders.

DEFERRED SERVICE FEES

Deferred service fees represent management's estimate of such amounts needed for all Company loss adjusting costs to settle claims incurred or to be incurred on policies for which revenue has been recognized plus a provision for related gross profit. The estimated deferred service fees are continuously reviewed and variances, if any, in estimated versus actual amounts are reflected in current operations.

ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES

Under its agreements with third-party insurance companies, the Company is generally responsible for billing and collecting premiums due from the insureds. To the extent that premiums are not collected, the Company is responsible for the uncollected balance. An allowance for uncollectible receivables has been provided based on historical experience and management's best estimate. The allowance was $3.1 million and $1.3 million at December 31, 1996 and 1995, respectively.

INVESTMENTS

The Company has classified its investments in fixed maturities as "held to maturity" and "available for sale," and its marketable equity securities as "available for sale." Investments classified as "held to maturity" are reported at amortized cost. Investments classified as "available for sale" are reported at estimated market value. Unrealized appreciation and depreciation on the investments classified as "available for sale" are recorded in stockholders' equity, net of deferred income taxes.

Realized gains or losses on sales of investments are determined on the specific-identification method and are included in investment income. Investment income is recognized as earned and includes the accretion of bond discount and amortization of bond premium.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed primarily on a straight-line basis over the estimated useful lives of the underlying assets from 3 to 10 years.

INTANGIBLE ASSETS

Intangible assets include contract rights, which represent costs assigned to agency contracts and policyholder lists obtained in the acquisitions of "books of business," non-compete agreements, software development costs, management and services agreements, and insurance licenses. These assets are being amortized on a straight-line basis over the following periods:

               Software development costs. . . . . . .      3 years
               Contract rights . . . . . . . . . . . .      3 to 15 years
               Non-compete agreements. . . . . . . . .      3 to 5 years
               Management and services agreements. . .      15 to 20 years
               Insurance licenses. . . . . . . . . . .      20 years
               Other . . . . . . . . . . . . . . . . .      5 to 15 years

The Company utilizes various methods to determine the recoverability of its intangible assets, including discounted cash flows and net future cash flows of assets acquired. To the extent the carrying value is in excess of the recoverable value, the assets are written down to their estimated net realizable value. There have been no significant write-downs of intangible assets during 1996, 1995 or 1994.

LONG-LIVED ASSETS

The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, in the first quarter of 1996. SFAS No. 121 requires that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amounts of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Amounts attributable to the Company's current year tax return are reflected as current income taxes.

At December 31, 1993, all members of the consolidated group had elected S Corporation status under Section 1362 of the Internal Revenue Code. Some members joined the consolidated group as part of the Reorganization (see Note
8). At that date their S Corporation status terminated. Additionally, prior to that time certain of these members reported taxable income on the cash basis of accounting. Upon joining the consolidated group, these members had to change their method of reporting income to the accrual basis and incurred a tax expense on the outstanding difference in income between the two methods of accounting. Accordingly, there is no provision for income taxes in the consolidated financial statements for all income in periods in which certain members of the group were S Corporations since the income tax liability or benefit accrued to the stockholders and not to the Company.

As discussed in Note 7, a pro forma provision for income taxes has been reflected in the accompanying consolidated statement of operations in 1994.

SOFTWARE DEVELOPMENT COSTS

Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software technologies.

All software development costs are amortized on a straight-line basis over the remaining estimated economic life. To date such costs have resulted from engineering and development of new and existing products. All other research and development costs are charged to expense in the period incurred.

STATEMENTS OF CASH FLOWS

The Company considers all highly liquid debt instruments with original maturities of three months or less as cash equivalents in the statements of cash flows.

The Company had restricted cash of $7.5 million and $665,000 at December 31, 1996 and 1995, respectively.

The Company may pay premiums which are due in advance of receipt of premium payments from the policyholder. Such amounts are considered an investing activity in the statements of cash flows.

The Company paid interest of $1.5 million, $852,000, and $398,000 in 1996, 1995, and 1994, respectively. The Company received income tax refunds of $4.3 million and paid income taxes of $3.5 million during 1996, and paid taxes of $8.8 million and $1.8 million in 1995 and 1994, respectively.

MINORITY INTEREST

Minority interest includes dividends accrued on the preferred stock of subsidiaries and earnings attributed to minority shareholders on the consolidated statements of operations.

PER SHARE INFORMATION

Net (loss) earnings per common share is computed based on the weighted average number of common shares outstanding, including the effects of the Reorganization (see Note 8).

When dilutive, stock options are included as stock equivalents using the treasury stock method. There is not a material difference between primary and fully diluted earnings per share.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements to conform with the 1996 presentation.

(3)  INVESTMENTS

     The amortized cost, gross unrealized appreciation and depreciation, and estimated market value of investments in fixed maturity and equity investments are as follows:

    December 31, 1996
                                                          Gross          Gross       Estimated
                                         Amortized     Unrealized     Unrealized       Market
                                           Cost       Appreciation   Depreciation       Value
                                           ----       ------------   ------------       -----
     Held to maturity:
       U.S. Treasury securities        $ 1,308,439    $     40,158   $        --    $ 1,348,597
                                       -----------    ------------   ------------   ------------
                                       -----------    ------------   ------------   ------------
     Available for sale:
       Obligations of states and
         political subdivisions        $ 5,110,698    $    105,116   $    (16,106)  $ 5,199,708
                                       -----------    ------------   ------------   ------------
                                       -----------    ------------   ------------   ------------


     December 31, 1995

                                                         Gross          Gross        Estimated
                                         Amortized     Unrealized     Unrealized       Market
                                           Cost       Appreciation   Depreciation       Value
                                           ----       ------------   ------------       -----

     Held to maturity:
       U.S. Treasury securities        $ 2,311,177    $    106,395   $         --   $ 2,417,572
                                       -----------    ------------   ------------   ------------
                                       -----------    ------------   ------------   ------------
     Available for sale:
       Obligations of states and
         political subdivisions        $ 5,630,639    $    184,060   $       (887)  $ 5,813,812
       Corporate securities                 24,901              --           (322)       24,579
                                       -----------    ------------   ------------   ------------
         Total                         $ 5,655,540    $    184,060   $     (1,209)  $ 5,838,391
                                       -----------    ------------   ------------   ------------
                                       -----------    ------------   ------------   ------------

     Equity securities                 $ 1,597,865    $    159,675   $         --   $ 1,757,540
                                       -----------    ------------   ------------   ------------
                                       -----------    ------------   ------------   ------------

     The amortized cost and estimated market value of investments in fixed maturities are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                      December 31, 1996
                                                      -----------------

                                                                    Estimated
                                                 Amortized           Market
                                                   Cost               Value
                                                   ----               -----
     Held to maturity:
          Due in 1 year or less                  $       --        $       --
          Due after 1 year through 5 years          400,209           403,876
          Due after 5 years through 10 years             --                --
          Due after 10 years                        908,230           944,721
                                                 ----------        -----------
                                                 $1,308,439        $1,348,597
                                                 ----------        -----------
                                                 ----------        -----------

                                                      December 31, 1996
                                                      -----------------

                                                                    Estimated
                                                 Amortized           Market
                                                    Cost              Value
                                                    ----              -----
     Available for sale:
          Due in 1 year or less                  $   50,284        $   50,686
          Due after 1 year through 5 years        1,997,337         2,027,157
          Due after 5 years through 10 years      1,495,515         1,535,449
          Due after 10 years                      1,567,562         1,586,416
                                                 ----------        -----------
                                                 $5,110,698        $5,199,708
                                                 ----------        -----------
                                                 ----------        -----------

     At December 31, 1996, Plains and Dawson had fixed maturities with a carrying value of $3.5 million on deposit with various regulatory agencies, as required by law.

     The following is a summary of investment income for the years ended December 31, 1996, 1995 and 1994:

                                                1996        1995          1994
                                                ----        ----          ----

          Fixed maturity investments        $  492,654   $  709,922  $  151,870
          Equity investments                    32,298       27,681          --
          Premium finance                    1,134,603      899,347     945,923
          Loss on 50% or less owned
            companies                         (257,938)    (114,245)         --
          Other, including realized gains      853,707      639,908     298,920
                                            ----------   ----------  ----------
                                            $2,255,324   $2,162,613  $1,396,713
                                            ----------   ----------  ----------
                                            ----------   ----------  ----------

     Proceeds from the sale of available-for-sale securities and gross realized gains and losses were as follows for the years ended December 31, 1996, 1995, and 1994:

                                                1996        1995        1994
                                                ----        ----        ----
          Proceeds                          $6,136,261   $9,227,684  $       --
          Gross realized gains                 582,925      412,467          --
          Gross realized losses               (101,111)     (41,230)         --

(4)  INTANGIBLE ASSETS

     Intangible assets are summarized as follows:

                                                          December 31,
                                                          ------------
                                                       1996            1995
                                                       ----            ----
          Contract rights                        $ 7,430,952      $ 7,430,952
          Software development costs               1,293,363          943,319
          Non-compete agreements                     590,000          590,000
          Management and services agreements         883,982          972,492
          Insurance licenses                       1,275,000        1,388,529
          Other                                    2,046,755        1,396,880
                                                 -----------      -----------
                                                  13,520,052       12,722,172
             Less accumulated amortization         3,662,814        2,193,542
                                                 -----------      -----------
                                                 $ 9,857,238      $10,528,630
                                                 -----------      -----------
                                                 -----------      -----------

(5)  REDEEMABLE PREFERRED STOCK

     On July 10, 1996, Fireman's Fund Insurance Company purchased 10,000 shares of a new series of preferred stock of the Company for $10 million. The preferred stock is convertible into common stock at a price of $13.25 per share (equivalent to 754,717 shares), subject to certain adjustments. The preferred stock pays a quarterly dividend (on each January 1, April 1, July 1 and October 1 commencing October 1, 1996) of 5% per annum and is entitled to vote on all matters brought before the common shareholders on an as-converted basis. The preferred stock is redeemable at the option of the Company after July 8, 1997, at $1,000 per share plus all dividends accumulated and unpaid on the date fixed for redemption; however, the Company may not redeem the shares prior to July 9, 2001 unless the price of common stock exceeds a redemption threshold set forth in the certificate of designation creating the preferred stock. The preferred stock is subject to mandatory redemption on July 9, 2006.

(6)  LONG-TERM DEBT

     Long-term debt is summarized as follows:              December 31,
                                                           ------------
                                                         1996         1995
                                                         ----         ----
     6.9% notes, payable in aggregate monthly
        installments of $14,443, including
        interest, through January 2015, secured
        by building and office equipment.             $1,734,155   $1,780,488

     9% note, payable in aggregate monthly
        installments of $24,910 through
        November 15, 1999, secured by equipment.         754,370      973,497

     Bank base rate plus 1% notes, payable in
        aggregate annual installments of $223,796,
        plus interest, through 1999; secured by
        crop insurance agency operations.                671,389      895,186

     Various notes with interest rates ranging
        from 2.9% to 9.5%, payable on demand or
        in aggregate monthly installments of $13,161
        including interest, maturing at various
        dates through December 15, 1998; secured by
        vehicles and office equipment.                   130,758      539,369
                                                      ----------   ----------

                                                      $3,290,672   $4,188,540
                                                      ----------   ----------
                                                      ----------   ----------

     The aggregate maturities of long-term debt for the next five years are as follows:

            Years Ending
            December 31,
            ------------
               1997           $636,955
               1998            546,063
               1999            533,195
               2000             60,932
               2001             65,296

     At December 31, 1995, the Company had two revolving line of credit agreements for $35,000,000 and $15,000,000, respectively. The $15,000,000 line of credit was available solely to pay hail losses with respect to policies issued by or through the Company or its subsidiaries. This line, which was not utilized during 1996, matured on October 31, 1996 and was not renewed. Historically, the Company has utilized the $35,000,000 line of credit to finance working capital needs as well as MPCI premiums due to the FCIC which have not yet been paid to the Company by the policyholder. This line matured on November 30, 1996 and was not renewed by the Company. See Note 14 for the financing of MPCI premiums for 1996.

     Fireman's Fund has agreed to provide the Company with a working capital line of credit of up to $15,000,000 subject to certain borrowing base limitations. The credit agreement includes restrictive covenants and the requirement to maintain certain financial ratios and minimum net worth. The commitment, which will expire in March 1998, does not contain any loan or commitment fees and borrowings bear interest at a national bank's base rate. If the Company were to terminate the acquisition agreement with Fireman's Fund, any amounts then outstanding under the line of credit would become immediately due and payable.

(7)  INCOME TAXES

     Income tax (benefit) expense consists of the following:


                                                  Years ended December 31,
                                                  ------------------------
                                             1996           1995          1994
                                             ----           ----          ----
     Current:
           Federal                     $  (260,261)   $ 1,650,050   $ 1,617,185
           State                           (78,702)       456,723       380,716
     Deferred:
           Federal                      (2,325,694)       652,744       224,343
           State                          (681,075)       182,935        51,191
                                       -----------    -----------   -----------
                                       $(3,345,732)   $ 2,942,452   $ 2,273,435
                                       -----------    -----------   -----------
                                       -----------    -----------   -----------

The following is a reconciliation between federal income tax (benefit) expense applicable to (loss) income before income taxes and minority interest and the amount computed at the statutory federal income tax rate of 34%.

                                           Years ended December 31,
                                           ------------------------
                                      1996           1995          1994
                                      ----           ----          ----
Federal income tax (benefit) expense
 at statutory rate                $(3,903,600)   $ 2,565,215   $ 2,678,120
S Corporation earnings prior to
 reorganization                            --             --      (424,319)
Change in tax status                       --         21,165       172,787
Rehabilitation tax credit                  --        (52,217)     (264,000)
State taxes, net of federal
 benefit                             (501,453)       426,779       288,036
Tax exempt interest and dividends
 received                             (88,010)      (170,502)           --
Non-deductible payments               760,747             --            --
Other, net                            386,584        152,012      (177,189)
                                  -----------    -----------   -----------
                                  $(3,345,732)   $ 2,942,452   $ 2,273,435
                                  -----------    -----------   -----------
                                  -----------    -----------   -----------

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

                                                        December 31,
                                                        ------------
                                                     1996          1995
                                                     ----          ----
Deferred tax assets:
  Allowance for doubtful accounts                $ 1,215,049   $  434,392
  Asset write downs                                  717,430           --
  Nondeductible reserves                             973,683      120,677
  Other                                              172,850      107,230
                                                 -----------   ----------
                                                   3,079,012      662,299
                                                 -----------   ----------
Deferred tax liabilities:
  Differences in depreciation and amortization    (1,137,323)  (1,294,877)
  Unrealized appreciation of investments             (33,847)    (133,566)
  Difference in revenue recognition                       --     (363,441)
  Change in tax status                               (46,202)    (115,267)
                                                 -----------   ----------
                                                  (1,217,372)  (1,907,151)
                                                 -----------   ----------
    Net deferred tax asset (liability)           $ 1,861,640  $(1,244,852)
                                                 -----------   ----------
                                                 -----------   ----------

Based upon all available evidence including taxes paid during the carryback period, the Company believes that no valuation allowance is necessary for its deferred tax assets.

The following unaudited pro forma information provides a summary of income taxes as if the Company had been subject to federal and state income taxes for the year ended December 31, 1994 prior to the termination of the S Corporation status:

Federal tax expense                              $ 251,532
State taxes, net of federal benefit                 29,443
                                                 ---------
                                                 $ 280,975
                                                 ---------
                                                 ---------

(8)  STOCKHOLDERS' EQUITY

     During 1996, the Company entered into separation agreements with its former President and Chief Executive Officer John Hemmingson and its former Executive Vice President and Chief Financial Officer Gary Black. Under the agreements, the Company purchased 100,000 and 80,000 shares of its common stock from Hemmingson and Black, respectively, at prices ranging from $10.00 to $6.65 during 1996. The Company also purchased 8,000 and 4,000 shares at $6.50 per share from Hemmingson and Black, respectively, in January 1997.

     On June 30, 1994, the Company completed an initial public offering of 2,780,748 shares of common stock at $7.50 per share. The net proceeds from the offering totaled $18,096,107 and were used to purchase and capitalize Plains, redeem preferred stock of certain subsidiaries, pay certain stockholders the remaining contingent purchase price related to the acquisition of the Company's software development subsidiary, make certain distributions to former S Corporation stockholders, prepay the remaining amount owed under the noncompete agreement with a former stockholder, reduce outstanding short-term borrowings and for general corporate purposes, including working capital.

     Prior to the Reorganization described below, the accompanying consolidated financial statements represent the historical combined operations of Crop Growers Insurance, Inc., Prairie Mountain Insurance, Inc., Cimarron Crop Insurance Services, Inc., Wheat Growers General Agency, Inc., Crop Growers Software, Inc. (formerly AgriPeril Software, Inc.) and Insurance Acquisition Corporation, collectively referred to as the Entities.

     In anticipation of the Company's initial public offering:

          The board of directors of a newly formed Delaware corporation, and the stockholders of the Entities entered into a Reorganization Agreement with the Company. Pursuant to the Reorganization Agreement, the outstanding common stock of the Entities were exchanged for 3,570,000 shares of the Company's common stock and $3,010,000 of promissory notes with certain stockholders. The transaction was accounted for as an exchange of interest under common control, similar to a pooling of interest. All name references in the consolidated financial statements and the notes thereto, have been changed to reflect this Reorganization.

          The Entities distributed to their stockholders $830,000 as a partial distribution of accumulated S Corporation earnings. The status of any of the Entities as S Corporations was terminated upon consummation of the Reorganization. At the date of Reorganization, any remaining undistributed earnings were transferred to paid-in capital as though the Company had distributed such earnings to the stockholders and they had contributed the amounts back to the Company. During the fourth quarter of 1994, the Company distributed an additional $300,000 of dividends to cover tax liabilities of certain former S Corporation stockholders relating to earnings of certain of the S

          Corporations prior to the Reorganization. This amount has been included in dividends and distributions in the accompanying consolidated financial statements.

          On December 6, 1994, the Company completed a second public offering of 1,400,000 shares of its common stock at $14.00 per share. The net proceeds from this offering totaled $17,774,886 and were used to provide additional capital to Plains, support additional product development efforts relating to software systems and for general corporate purposes.

(9)  STOCK OPTION AND OTHER INCENTIVE PLANS

     The Company has a Stock Incentive Plan (Incentive Plan) which permits the issuance of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents and other stock based awards to employees, officers, consultants or independent contractors providing service to the Company.

     A total of 1,500,000 shares of common stock have been reserved for the granting of awards under the Incentive Plan. The Incentive Plan is administered by a Committee of the Board of Directors.

     Under the terms of the Incentive Plan, the exercise price determined by the Committee, of any stock option may not be less than 100% of the fair market value on the date of grant. The options vest in periods of three to five years. Following is a summary of the stock option activity:

                                               Number of        Option Price
                                             Option Shares        Per Share
                                             -------------        ---------

           Outstanding, January 1, 1994               --      $           --
                Granted                          743,900        7.50 - 25.00
                Forfeited                        (10,000)               7.50
                Exercised                             --                  --
                                              ----------      --------------
           Outstanding, December 31, 1994        733,900        7.50 - 25.00
                Granted                          181,750       12.63 - 26.75
                Forfeited                         (5,060)               7.50
                Exercised                        (38,400)               7.50
                                              ----------      --------------
           Outstanding, December 31, 1995        872,190        7.50 - 26.75
                Granted                          299,710        8.50 - 11.00
                Forfeited                        (97,899)       7.50 - 19.50
                Exercised                         (1,920)               7.50
                                              ----------      --------------
           Outstanding, December 31, 1996      1,072,081        7.50 - 19.50
                                              ----------      --------------
                                              ----------      --------------

           Exercisable, December 31, 1996        578,801        7.50 - 26.75
                                              ----------      --------------
                                              ----------      --------------

     In 1994, 20,000 shares of restricted stock were granted under the Incentive Plan which vest over three years. The shares are considered issued when awarded, but the recipient does not own and cannot sell the shares while they are restricted.

At December 31, 1996, 254,640 shares remain eligible for future grant under the Incentive Plan.

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.23 and $8.43 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0%, risk-free interest rate of 8.0%, expected volatility factor of 30%, and an expected life of 6 years; 1995 - expected dividend yield 0%, risk-free interest rate of 8.0%, expected volatility factor of 30%, and an expected life of 6 years.

Since the Company applies APB Opinion No. 25 in accounting for its plan, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net
(loss) income and earnings per share for 1996 and 1995 would have been (increased) reduced by approximately 10.0% and 6.3%, respectively. Pro forma net income reflects only options granted in 1996 and 1995. Compensation cost for options granted prior to January 1, 1995 is not considered.

The Company has a Non-Employee Director Stock Option Plan (Director Plan), which provides for automatic grants of options, which do not qualify as incentive stock options, to non-employee directors of the Board of Directors. A total of 50,000 shares of Common Stock have been reserved for the granting of awards under the Director Plan at 100% of the fair market value at the grant date. Under the terms of the Director Plan, options granted are exercisable in full six months from the date of grant and expire ten years from such date. At December 31, 1996, 18,000 options had been granted under the Director Plan at prices ranging from $7.50 to $27.13 and 32,000 shares remain eligible for future grants.

     In May, 1996, the Board of Directors awarded 75,000 and 65,000 options to the Chairman and Vice Chairman of the Board, respectively. The options, with exercise prices of $11.00 per share, vested 30 days after issuance.

     In March 1996, a Management Compensation Plan ("Plan") was authorized by the Board of Directors. The Plan provides annual and long-term incentives for officers and certain key employees of the Company. Under the annual plan, for the year ended December 31, 1996, certain required performance goals under the Plan were achieved and accordingly, the Company recorded approximately $100,000 in compensation expense. Under the long-term portion of the plan, performance units for potential cash incentives and 10 year stock options may be awarded. Performance units are earned over a three-year performance period between 1996 to 1998, based on the degree of attainment of performance objectives. The cash target value of the performance units at December 31, 1996 was approximately $151,000. Options are awarded at the discretion of the board during the three-year performance period and vest in thirds over the three year period following the option grant date. As of December 31, 1996, 188,710 options had been granted; none were exercisable.

     The Company has a 401(k) plan covering substantially all of its employees who have met specific age and service requirements. Benefits under the plan vest after varying periods of plan participation. Contributions to the plan are at the sole discretion of the Board of Directors. Contributions to the plan for 1996, 1995 and 1994 were $381,001, $208,182, and $134,610, respectively.

(10) STATUTORY ACCOUNTING PRACTICES

     Plains and Dawson are domiciled in Kansas and North Dakota, respectively, and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the Kansas and North Dakota Insurance Departments, respectively. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. Plains and Dawson have no significant permitted accounting practices that vary from prescribed accounting practices, except as noted below.

     Stockholder's equity and net income, as reported to the domiciled state insurance departments in accordance with its prescribed or permitted statutory accounting practices, for the Company's insurance subsidiaries, are summarized as follows:

                                          December 31,
                                          ------------
                                      1996            1995
                                      ----            ----
     Stockholder's equity:
       Plains                      $ 7,134,453     $7,447,433
       Dawson                        8,180,807      8,204,035

                                             Years ended December 31,
                                             ------------------------

                                         1996          1995            1994
                                         ----          ----            ----
     Net income:
       Plains                      $   187,020     $  375,152     $   262,131
       Dawson                        1,159,787      2,793,067              --

     On a statutory accounting basis, Dawson recognizes premiums earned, commission income and the related direct costs such as agent commissions, premium taxes and other underwriting expenses based on the FCIC crop year. This accounting practice was approved by the North Dakota Insurance Department as a permitted accounting practice.

     The payment of stockholder dividends by insurance companies without the prior approval of regulators is limited to surplus determined in accordance with statutory accounting practices, and requires that the capital and surplus following such dividends be reasonable in relation to its outstanding liabilities, and adequate to meet its financing needs. The maximum amount available for the payment of dividends by Plains and Dawson to the Company during 1997 without prior approval with the regulatory authorities is $213,000. During 1996, Plains and Dawson paid dividends, to the Company, of $500,000 and $2.5 million, respectively, from earned surplus.

     The NAIC has adopted minimum risk based capital requirements to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. Regulatory compliance of risk based capital requirement is defined by a ratio of a company's regulatory total adjusted capital to its to its authorized control level risk based capital, as defined by the NAIC. At December 31, 1996, Plains and Dawson exceed the minimum risk based capital requirements.

(11) REINSURANCE

     Plains and Dawson are each a party to a Quota Share Standard Reinsurance Agreement with Fireman's Fund pursuant to which they cede all multi-peril crop insurance premiums they underwrite to Fireman's Fund. In 1996, Plains and Dawson entered into reinsurance agreements with non-affiliated insurance companies under which Plains ceded 100% and Dawson ceded 85% of the crop hail premiums.

     Dawson has entered into a reinsurance agreement with a non-affiliated insurance company under which Dawson assumed 100% of the multi-peril crop insurance and losses written by the non-affiliated insurance company in the State of Kansas. Dawson has currently ceded all of this business to Fireman's Fund. This agreement was not renewed for the 1997 crop year.

     During 1995, Plains entered into a reinsurance agreement with non-affiliated insurance companies. With respect to this agreement, additional commissions predicated on loss experience with respect to MPCI business were $1,249,200 at December 31, 1995. This agreement was terminated in 1996.

     The effect of these reinsurance transactions on premiums earned and losses incurred are as follows:

Year ended December 31, 1996
----------------------------
                                                      Line of business
                                                      ----------------

     Premiums earned:            Multi-peril     Crop hail       Other         Total
                                 -----------     ---------       -----         -----

          Direct                 $ 79,090,253   $ 29,909,731   $ 793,820   $ 109,793,804
          Assumed                   8,624,632             --          --       8,624,632
          Ceded                   (87,714,885)   (27,554,476)   (642,377)   (115,911,738)
                                 ------------   ------------   ---------   -------------
             Net                 $         --   $  2,355,255   $ 151,443   $   2,506,698
                                 ------------   ------------   ---------   -------------
                                 ------------   ------------   ---------   -------------

                                                       Line of business
                                                       ----------------

     Losses incurred:             Multi-peril     Crop hail      Other         Total
                                  -----------     ---------      -----         -----
          Direct                 $ 73,829,342   $ 18,325,770   $ 585,158   $  92,740,270
          Assumed                  15,157,666             --          --      15,157,666
          Ceded                   (88,987,008)   (17,137,583)   (469,401)   (106,593,992)
                                 ------------   ------------   ---------   -------------
            Net                 $         --   $  1,188,187   $ 115,757   $   1,303,944
                                 ------------   ------------   ---------   -------------
                                 ------------   ------------   ---------   -------------


Year ended December 31, 1995
----------------------------
                                                         Line of business
                                                         ----------------

     Premiums earned:              Multi-peril     Crop hail       Other        Total
                                   -----------     ---------       -----        ------

          Direct                  $ 20,754,807   $  7,704,421   $ 204,320   $ 28,663,548
          Decrease in estimate
            made subsequent to
            Dawson acquisition        (754,519)            --          --       (754,519)
          Assumed                    6,730,063      6,311,616          --     13,041,679
          Ceded                    (27,211,238)   (13,748,473)   (172,837)   (41,132,548)
                                 ------------   ------------   ---------   -------------
             Net                  $   (480,887)  $    267,564   $  31,483   $   (181,840)
                                 ------------   ------------   ---------   -------------
                                 ------------   ------------   ---------   -------------

                                                      Line of business
                                                      ----------------

     Losses incurred:               Multi-peril    Crop hail       Other        Total
                                    -----------    ---------       -----        -----

          Direct                  $ 16,818,192   $ 3,333,423    $  78,752   $ 20,230,367
          Decrease in estimate
            made subsequent to
            Dawson acquisition      (3,829,691)           --           --     (3,829,691)
          Assumed                    6,730,063     3,996,560           --     10,726,623
          Ceded                    (21,990,215)   (7,395,354)     (63,171)   (29,448,740)
                                 ------------   ------------   ---------   -------------
             Net                  $ (2,271,651)  $   (65,371)   $  15,581   $ (2,321,441)
                                 ------------   ------------   ---------   -------------
                                 ------------   ------------   ---------   -------------


                                     Year ended December 31, 1994
                          -----------------------------------------------
                                           Line of business
                                           ----------------

     Premiums earned:     Multi-peril    Crop hail     Other       Total
                          -----------    ---------     -----       -----
       Direct            $ 4,529,509   $ 5,905,422   $  438    $10,435,369
       Ceded               3,199,208     5,905,422      350      9,104,980
                         -----------   -----------   ------    -----------
          Net            $ 1,330,301   $        --   $   88    $ 1,330,389
                         -----------   -----------   ------    -----------
                         -----------   -----------   ------    -----------

                                           Line of business
                                           ----------------

     Losses incurred:     Multi-peril    Crop hail     Other       Total
                          -----------    ---------     -----       -----
       Direct            $ 4,529,509   $ 3,206,714   $   --    $ 7,736,223
       Ceded               3,199,208     3,206,714       --      6,405,922
                         -----------   -----------   ------    -----------
          Net            $ 1,330,301   $        --   $   --    $ 1,330,301
                         -----------   -----------   ------    -----------
                         -----------   -----------   ------    -----------

     During 1996, 1995 and 1994, Plains and Dawson underwrote approximately $40.4 million, $12.4 million and $3.3 million, respectively, of imputed premium for basic catastrophic and buy up coverage which is included in direct and ceded multi-peril premiums earned. These premiums are fully subsidized by the FCIC and any related losses are fully recoverable from the FCIC, except to the extent Plains and Dawson elect to participate in the overall underwriting gain or loss relating to such business.

     The Company continuously reviews and monitors the financial condition of its reinsurers. To the extent that a reinsurer does not meet the obligations under its reinsurance agreement, Plains and Dawson remain liable.

     In connection with the purchase of Dawson at July 14, 1995, initial estimates were made of premiums and losses related to the MPCI and crop hail business underwritten by Dawson prior to the acquisition. Subsequent to the acquisition, the FCIC changed the MPCI program to provide insurance companies relief for most of the prevented planting losses, and as a result the level of loss reserves estimated at the acquisition date was higher than the amount ultimately necessary.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of financial instruments presented in the applicable notes to the Company's consolidated financial statements are estimates of the fair values at a specific point in time using available market information and appropriation valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity. Fair values of these financial instruments have been determined as follows:

          Cash, short-term investments and accrued investment income and notes payable to bank - these financial instruments are short-term in nature; therefore, the carrying value and fair value are approximately the same.

               Fixed maturity and equity securities - fair value for fixed maturity and equity securities are based on quoted market prices from major pricing services, where available; for securities that are not actively traded, estimated fair values are based on values of issues of comparable yield and quality.

               Debt - the fair values are based on the interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

          The following are the estimated fair values of the Company's financial instruments:



                                                            December 31,
                                                            ------------
                                                1996                        1995
                                                ----                        ----
                                       Carrying       Fair         Carrying       Fair
                                        Amount        Value         Amount        Value
                                        ------        -----         ------        -----

     Financial assets:
       Fixed maturity securities   $ 6,508,147   $ 6,548,305   $ 8,149,568   $ 8,255,963
       Equity securities                    --            --     1,757,540     1,757,540
       Cash and cash  equivalents   16,132,126    16,132,126     6,980,570     6,980,570

     Financial liabilities:
       Notes payable to bank                --            --    32,245,539    32,245,539
       Debt                          3,290,672     3,187,694     4,188,540     4,019,315


     The Company does not have derivative financial instruments.

(13) COMMITMENTS

     The Company has several operating leases for office space that expire at various dates over the next five years. Total rental expense was $1,079,042, $767,253, and $391,818 for the years ended December 31, 1996,
     1995, and 1994, respectively.

     Future minimum lease payments under noncancelable operating leases for the next five years are as follows:

                            Aggregate                     Net
          Years ending       Minimum     Sublease       Minimum
          December 31,  Lease Payments   Payments    Lease Payments
          ------------  --------------   --------    --------------
              1997       $1,280,555    $ (92,145)     $ 1,118,410
              1998        1,163,476      (83,520)       1,079,956
              1999          985,608      (20,880)         964,728
              2000          911,370           --          911,370
              2001          721,591           --          721,591

(14) SIGNIFICANT RELATIONSHIPS

     FEDERAL MPCI PROGRAM

     The majority of the Company's revenues since inception have been derived from servicing multi-peril crop insurance. The Company expects that at least a majority of its revenue will continue to be derived from its multi-peril crop insurance business for the foreseeable future. Therefore, the Company's results of operations and financial condition are substantially dependent upon the multi-peril crop insurance program.

     Insurance companies that are involved in the multi-peril crop insurance program, including Fireman's Fund, Plains, and Dawson, are subject to periodic review by the FCIC for, among other things, the availability of adequate capital and surplus and compliance with underwriting, loss adjustment, and other requirements of the multi-peril crop insurance program. In addition, as a part of the FCIC's review process, the Company, as a servicer on behalf of Fireman's Fund, Plains and Dawson, is periodically reviewed for its compliance with FCIC rules and regulations. A failure to comply with such rules could result in the FCIC choosing not to allow the Company, Fireman's Fund, Plains or Dawson to participate in the MPCI program.

     INSURANCE COMPANIES

     In connection with the marketing and servicing of multi-peril crop insurance, crop hail and other named peril insurance, a significant amount of the premiums serviced are underwritten by CNA and Fireman's Fund.
     During 1996, 1995 and 1994, 40.2%, 59.9%, and 84.5% respectively, of the
     Company's service fee revenues were derived from premiums underwritten by CNA and 21.0% and 9.8% of the Company's service fee revenues were derived from premiums underwritten by Fireman's Fund. No premiums were serviced by the Company for Fireman's Fund in 1994.

     The Company and CNA terminated their existing agreements effective for the 1997 crop year in the case of multi-peril crop insurance and the 1997 year for crop hail insurance.

     The Company and Fireman's Fund entered into an agreement in November 1996, whereby Fireman's Fund agreed to finance the premiums due to the FCIC in exchange for the interest charged on the deferred premiums. The Company continues to administer the collection of the receivables and is ultimately responsible for the collection of the balances. The Company receives an administrative fee from Fireman's Fund for administrative costs related to the premiums financed. This financing arrangement has been reflected as premiums payable in the accompanying consolidated balance sheet.

(15) ACQUISITIONS

     On March 14, 1995, the Company acquired the agency operations of Dawson and on July 14, 1995, the Company acquired all of the outstanding common stock of Dawson. The purchase price for Dawson was approximately $7,900,000 in cash and a contingent payment of up to $3,400,000, payable over up to 12 years (subject to an annual cap of $700,000), based on a percentage of the Company's future net profit sharing, if any, on its crop insurance book of business. In connection with the recognition of underwriting gains in 1996 and 1995, the Company recognized contingent consideration of $700,000 in both of those years (which is reflected as an additional acquisition cost of Dawson). The Company also contributed $1,500,000 to the capital of Dawson to repay a surplus note.

     The Dawson transactions have been accounted for as purchases and, accordingly, the purchase prices have been allocated to the assets and liabilities of the agency operations and Dawson based on their relative fair values at the dates of acquisition. The Company's results of operations include the results of the agency operations and Dawson from the respective dates of acquisition.

     In conjunction with the Dawson acquisitions, the allocation of the purchase price consisted of the following:

       Fair value of assets acquired, excluding
         intangible assets                        $118,968,335
       Intangible assets                             4,431,940
       Liabilities assumed                         115,549,195
                                                  ------------
         Total purchase price                     $  7,851,080
                                                  ------------
                                                  ------------
     The following unaudited pro forma information represents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented below after giving effect to certain adjustments, including amortization of intangible assets acquired and related income tax effects.

                                                          Year Ended
                                                         December 31,
                                                         ------------
                                                    1995             1994
                                                    ----             ----
     Total revenues                              $97,932,000    $68,255,000
     Net income                                    6,124,000      5,417,000
     Net income per common share                         .73            .97
     Weighted average common shares outstanding    8,352,837      5,562,374

     The pro forma information above does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of 1994 or of future results of operations.

     During 1995, the Company also acquired several additional crop insurance agency operations. Certain acquisitions were accounted for on the pooling-of-interests method of accounting. The consolidated financial statements were not restated, as the acquisitions were not material. The remaining acquisitions were accounted for on the purchase method of accounting. The consolidated results of operations would not have been materially different had these acquisitions been completed on January 1, 1995.

     On October 14, 1994, the Company acquired Plains. The purchase price was approximately $3,800,000 of which $975,000 represented the value of Plains' licenses and $2,800,000 represented Plains' statutory capital and surplus at the date of closing. The acquisition was accounted for as a purchase and, accordingly, the consolidated statements of operations include Plains' results of operations since the date of acquisition. The consolidated results of operations would not have been materially different had this acquisition been completed on January 1, 1994.

(16) LEGAL MATTERS

     From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. Neither the Company nor any of its subsidiaries is a party to any legal proceedings other than as described below, the adverse outcome of which individually or in the aggregate, in the Company's opinion, would have a material adverse effect on the Company's results of operations, financial position or liquidity.

     For the year ended December 31, 1996, the Company incurred approximately $4.0 million in expenses, primarily legal fees, in connection with indictments of the Company and certain of its former officers by the Independent Counsel appointed to investigate matters relating to former Secretary of Agriculture, Mike Espy. On January 21, 1997, the court accepted the Company's plea of NOLO CONTENDERE to two charges. Pursuant to an agreement with the Independent Counsel, the Company also agreed to pay a fine of $2.0 million. The settlement concludes matters between the Company and the IC. The entire amount of the settlement which is not deductible for tax purposes has been accrued at December 31, 1996.

     By its terms, the Company's agreement with the IC does not compromise or preclude civil actions by other governmental regulatory authorities, such as the Federal Election Commission, Securities and Exchange Commission, the USDA, or state or federal regulatory authorities, or shareholders as a result of the allegations made by the IC and the Company's NOLO CONTENDERE plea. No assurance can be given as to what action a regulatory authority might take in response to the Company's plea and its agreement with the IC.

                   CROP GROWERS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994


     The Company also incurred approximately $200,000 in the year ended December 31, 1996 in connection with defending a shareholder class action lawsuit filed in May 1995. In February 1997, the Company settled this matter and agreed to pay $2.5 million, $1.22 million of which is payable by the Company and the remainder is to be paid out under the terms of a directors' and officers' insurance policy. The $1.22 million was accrued as an expense in 1996. The terms of the settlement are subject to court approval.

(17) RESTRUCTURING AND NON-CORE EXPENSES

     Included in restructuring and non-core expenses are costs related to the relocation of the Company's corporate headquarters and main office to Overland Park, Kansas in 1996, write downs and losses on assets to be disposed of consisting primarily of real estate and software mapping inventory, losses on the discontinuation of certain non-core business operations, and costs accrued as a result of the cancellation of certain agreements and contracts with third parties.

     The following table provides a summary of these costs for the year ended December 31, 1996.

          Relocation Costs                                    $1,994,853
          Write down on assets to be disposed of               1,306,517
          Loss on discontinuation of non-core operations       2,037,830
          Contract termination costs                           1,076,427
          Other                                                   94,001
                                                              ----------
                                                              $6,509,628
                                                              ----------
                                                              ----------

     Included in the loss on discontinuation of non-core operations is $1.0 million in write offs representing the Company's investment in and advances to Coelho Associates LLC, a joint venture between the Company, a former director of the Company, and other parties.

     At December 31, 1996, the Company had $6.4 million recorded as assets to be disposed of which are included in other assets. The Company had recorded a valuation allowance of $1.8 million on the assets to be disposed of. The Company anticipates selling these assets over the next twelve months.

                   CROP GROWERS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1996, 1995, AND 1994


(18) QUARTERLY RESULTS

     In the fourth quarter of 1996, the Company recorded several adjustments as a result of its review of certain estimates made on MPCI premiums and the related revenues and direct costs and its assessment of the adequacy of certain reserves and allowances. These adjustments are summarized in the table below and are included in service fees or agent commissions and other direct costs for the year ended December 31, 1996.

          Adjustments to service fees:

          Profit sharing revenue                      $ 4,214,000
          Excess loss adjusting reimbursement           1,283,000
          Reductions for late acreage reporting          (753,000)
          Change in MPCI revenue estimate                (427,000)

                                                      ------------
               Total increase to service fees         $ 4,317,000
                                                      ------------
                                                      ------------


          Adjustments to agent commissions
            and other direct costs:

          Change in MPCI commission estimate          $ 1,916,000
          Roll bonuses on MPCI premiums                 1,040,000
          Additional allowance for uncollectible
              receivables                               2,025,000
          Additional deferred service fees              1,222,000
                                                      -----------
               Total increase to agent commissions
                 and other direct costs               $ 6,203,000
                                                      -----------
                                                      -----------

     In the fourth quarter the Company recorded $4.6 million of costs associated with settling legal matters as discussed in Note 16. In the fourth quarter the Company recorded $2.0 million of restructuring and non-core expenses, $1.5 million of which was related to the loss on discontinuation of non-core operations as discussed in Note 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information concerning the directors and executive officers of the Company.

                                   BUSINESS EXPERIENCE DURING
     NAME                AGE       THE PAST FIVE YEARS
     ----                ---       --------------------
Lawrence T. Martinez     34        Chief Executive Officer and Director of the
                                   Company since August 1996 (term expires in
                                   1997); Acting Chief Executive Officer from
                                   June 1996 to August 1996; with the law firm of Dorsey & Whitney LLP from November 1990 to
                                   June 1996.

Tony Cid                 35        Senior Vice President of the Company since
                                   April 1994; held various positions with
                                   Continental from March 1989 to February 1994.

Raford S. Hargrove, Jr.  28        President of Crop Growers Software since
                                   October 1994; General Manager of Crop Growers
                                   Software from January 1991 to October 1994.
                                   Director of the Company from October 1994 to July 1996.

David E. Hill            34        Chief Financial Officer since December 1995;
                                   Secretary and Treasurer since May 1996; Chief
                                   Accounting Officer from March 1995 to
                                   December 1995; Vice President and Controller of Insurance Company Operations of the Company from September 1994 to March 1995;
                                   with the accounting firm of KPMG Peat Marwick
                                   LLP from 1985 to September 1994.

Robert N. Rousey         42        Chief Administrative Officer of the Company
                                   since August 1996; Director of Investor
                                   Relations of the Company from October 1995 to August 1996; Vice President of Marketing and
                                   Investor Relations with First Federal Savings
                                   Bank from November 1989 to October 1995.

Paul T. Horn             53        Chairman of the Board of Directors since the
                                   end of March 1996. Chief Operating Officer of R.D. Offutt Company, which provides a variety of agribusiness services and products to rural communities, since 1985; President, Chief Operating Officer and a Director of RDO
                                   Equipment Corp., which owns and operates John
                                   Deere industrial and agricultural stores in the U.S. since August 1996; Director of
                                   Northern Grain Company, a regional grain elevator; Director since June 1994 (term expires 1999). (1)

John M. Meuschke         51        Senior Vice President of Fireman's Fund
                                   Insurance Company; has held various positions at Fireman's Fund since 1968. Director since
                                   July 1996 (term expires 1999). (2)

Manuel Sanchez           52        Chief Executive Officer of Tower Health, a
                                   health maintenance organization, since
                                   February 1997; private law practice from May
                                   1996 to February 1997; President and Chief
                                   Executive Officer of Gulf Atlantic Life
                                   Insurance Company from 1991 to May 1996;
                                   Director since June 1994 (term expires 1998).
                                   (3)

Thomas M. Vertin         50        Vice Chairman of the Board of Directors since
                                   the end of March 1996.  Owner and operator of
                                   Vertin Company, a business management firm
                                   with a variety of commercial business and
                                   real estate interests, primarily involving
                                   multi-state funeral homes, since its
                                   inception in 1981; Partner in The Coveda
                                   Company, a management firm that operates
                                   Hardee's restaurants in Minnesota, North
                                   Dakota and South Dakota.  Director since
                                   October 1994 (term expires 1997). (1)
___________

(1)  Member of the Audit and Compensation Committee.
(2) Mr. Meuschke is a member of the Audit Committee. Mr. Meuschke was appointed to the board under the terms of an agreement between Fireman's Fund and the Company relating to Fireman's Fund purchase of $10 million of preferred stock in July 1996. See "Certain Relationships and Related Transactions."
(3) Member of the Stock Option Committee.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10 percent of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such Common Stock.
Officers, directors and greater than 10 percent beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996 all
Section 16(a) filing requirements applicable to the Company's directors, executive officers and greater than 10 percent beneficial owners were satisfied.


ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company, the four other highest paid executive officers of the Company in 1996, and the Company's former chief executive officer and executive vice president.

                                                SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                           -------------------            ----------------------
NAME AND                                             RESTRICTED      SECURITIES         (2)ALL OTHER
PRINCIPAL POSITION       YEAR    SALARY    BONUS    STOCK AWARDS  UNDERLYING OPTIONS   CONTRIBUTIONS
------------------       ----    ------    -----    ------------  ------------------   -------------
Lawrence T. Martinez(2)  1996   $139,411  $     --         --          100,000              --
  Chief Executive
  Officer

David E. Hill            1996    119,724        --         --           10,888           $4,750
  Chief Financial        1995     96,531        --         --               --            2,154
  Officer, Secretary     1994     20,458    30,000         --           10,000               --
  and Treasurer

Tony Cid                 1996    116,923        --         --           10,888            4,240
  Senior Vice            1995     97,370        --         --               --            2,000
  President              1994     68,358    55,000    150,000(3)            --               --

Richard A. Bartlett(4)   1996    125,586        --         --           10,888            4,750
  President of Crop      1995     87,564        --         --               --            2,184
  Growers Insurance,
   Inc.                  1994     65,000    30,000         --           10,000               --

Raford S. Hargrove, Jr.  1996    119,615        --         --            7,150            4,750
  President of Crop      1995    103,675        --         --           10,000            3,962
  Growers Software, Inc. 1994     83,681    45,000         --           10,000            3,096

John J. Hemmingson(5)    1996    156,923        --         --           27,638            4,750
  Former Chief Executive 1995    298,919        --         --               --            4,620
  Officer                1994    219,379   145,000         --          375,000            4,620

Gary A. Black(5)         1996    130,096        --         --            9,422            4,750
  Former Executive       1995    210,008        --         --               --            4,620
  Vice President         1994    202,359    95,000         --           56,250            4,620


_____________________
(1)  These amounts represent the Company's contributions to its 401(k) plan.
(2)  Mr. Martinez was hired on May 31, 1996.  See "Employment Agreements."
(3) Market value of shares of restricted stock as of the date of grant. The shares vest in equal annual installments of 33-1/3% commencing on June 23, 1995. At December 31, 1996, Mr. Cid had 6,666 shares of restricted stock that had not yet vested. At December 31, 1996, the market value of these shares was $46,662. No dividends have been paid by the Company with respect to these shares.
(4) Effective in March 1997, Mr. Bartlett's employment relationship with the Company ended.
(5) Messrs. Hemmingson and Black, resigned from the Company effective May 9 and May 30, 1996, respectively. Messrs. Hemmingson and Black were paid salaries through June 30, 1996 under the terms of their respective employment agreements, as amended. See Note 8 of Notes to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 1996.

EMPLOYMENT AGREEMENTS

     In connection with the hiring of Mr. Martinez as Chief Executive Officer on May 31, 1996, the Company entered into a three-year employment agreement with Mr. Martinez ending in May 1999. Mr. Martinez was paid an annual base salary of $225,000 for the period from May 31, 1996 to August 7, 1996 (during which time he served as Acting Chief Executive Officer) and an annual base salary of $275,000 thereafter (when he was named Chief Executive Officer). Under the terms of his agreement, Mr. Martinez's base salary is subject to annual increases at the discretion of the compensation committee or board of directors. Under the agreement, Mr. Martinez also participates in executive incentive plans established by the board of directors or the compensation committee.

     In connection with the Company's initial public offering in June 1994, the Company entered into an employment agreement with Tony Cid, for a three-year period ending in June 1997. Under the terms of the agreement, Mr. Cid's base salary was contractually established at $100,000 and $120,000 for 1995 and 1996, respectively. The agreement also provides that Mr. Cid will have the opportunity to earn incentive compensation under plans established by the compensation committee or board of directors.

Messrs. Martinez's and Cid's employment agreements also provide severance benefits in the event of termination of employment under certain circumstances. In the event of termination of employment other than for "cause" (as such term is defined in the agreements), by the voluntary resignation of the individual other than for "good reason" (as such term is defined in the agreements) or upon certain "change in controls" (as defined) of the Company, in addition to compensation and benefits already earned, Mr. Martinez or Mr. Cid would be entitled to receive: (i) a cash payment equal to his then current base salary for the remainder of the contract term, or if greater, 12 months, (ii) immediate vesting of all outstanding options and (iii) continuation of health and life insurance benefits for the remainder of the contract term or, if greater, 12 months. On March 5, 1997, Fireman's Fund and the Company entered into a definitive agreement by which Fireman's Fund would acquire the Company in a cash merger at $10.25 per share (the "Fireman's Fund Transaction").

STOCK OPTION GRANTS

     The following table sets forth stock option information for named executives in 1996.

                             OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1996

                                                  INDIVIDUAL GRANTS
                                                                                POTENTIAL REALIZABLE
                                     % OF TOTAL                                   VALUE AT ASSUMED
                       NUMBER OF       OPTIONS                                    ANNUAL RATES OF
                       SECURITIES     GRANTED TO     EXERCISE                        STOCK PRICE
                       UNDERLYING     EMPLOYEES      OR BASE                        APPRECIATION
                        OPTIONS       IN FISCAL       PRICE     EXPIRATION       FOR OPTION TERM (2)
       NAME            GRANTED (1)    YEAR 1996     ($/SHARE)     DATE          5%             10%
       ----            -----------    ---------     ---------     ----        ------         -------

Lawrence T. Martinez     100,000        33.4%        $10.375    5/31/06    $1,689,978     $2,691,008

David E. Hill             10,888         3.6%         9.0625    3/26/06       160,727        255,931

Tony Cid                  10,888         3.6%         9.0625    3/26/06       160,727        255,931

Richard A. Bartlett       10,888         3.6%         9.0625    3/26/06       160,727        255,931

Raford S. Hargrove, Jr.    7,150         2.4%         9.0625    3/26/06       105,547        168,066

John J. Hemmingson        27,638         9.2%         9.0625    3/26/06       407,987        649,651

Gary A. Black              9,422         3.2%         9.0625    3/26/06       139,086        221,471


____________________
(1) Upon the occurrence of certain defined acceleration events, including the closing of the Fireman's Fund Transaction, these options would become immediately exercisable. The exercise price of all options was the closing price of Common Stock on the NASDAQ Stock Market on the date of grant. Mr. Martinez's options are exercisable as follows: 20% on May 31, 1996; 40% on May 31, 1997; 60% on May 31, 1998; 80% on May 31, 1999; and 100% of such option shares on May 31, 2001. Messrs. Hill's, Cid's, Bartlett's and Hargrove's options are exercisable as follows: 33 1/3% on March 26, 1997; 66 2/3% on March 26, 1998; and 100% of such option shares on March 26, 1999.

(2) These amounts represent certain assumed rates of appreciation only. Potential realizable value is calculated assuming 5% and 10% appreciation in the price of the Common Stock from the date of grant. ACTUAL GAINS, IF ANY, ON STOCK OPTION EXERCISES ARE DEPENDENT ON THE FUTURE PERFORMANCE OF THE COMMON STOCK, AND OVERALL STOCK MARKET CONDITIONS. THE AMOUNTS REFLECTED IN THIS TABLE MAY NOT NECESSARILY BE ACHIEVED.

     The following table summarizes option exercises during the year ended December 31, 1996 by the executive officers named in the Summary Compensation Table above, and the values of the options held by such persons at December 31, 1996.

         AGGREGATED OPTION EXERCISES DURING YEAR ENDED DECEMBER 31, 1996
                 AND VALUE OF OPTIONS HELD AT DECEMBER 31, 1996

                                                    NUMBER OF SECURITIES
                                                    UNDERLYING UNEXERCISED      (1)VALUE OF UNEXERCISED
                                                        OPTIONS HELD AT           IN-THE-MONEY OPTIONS
                     SHARES ACQUIRED    VALUE           DECEMBER 31, 1996       HELD AT DECEMBER 31, 1996
     NAME              ON EXERCISE    REALIZED    (EXERCISABLE/UNEXERCISABLE)  EXERCISABLE/UNEXERCISABLE)
     ----              -----------    --------    ---------------------------  --------------------------

Lawrence T. Martinez        -         $    -            20,000/ 80,000                - / -

David E. Hill               -         $    -             5,000/ 15,888                - / -

Tony Cid                    -         $    -                 -/ 10,888                - / -

Richard A. Bartlett         -         $    -             4,000/ 16,888                - / -

Raford S. Hargrove, Jr.     -         $    -             7,000/ 20,150                - / -

John J. Hemmingson          -         $    -           237,500/165,138                - / -

Gary A. Black               -         $    -            28,125/ 37,547                - / -


________________
(1)At December 31, 1996, no unexercised options were in the money. The market value of the Common Stock at December 31, 1996 was $7.00 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 21, 1997, certain information with respect to beneficial ownership of the Common Stock by (i) each person or entity known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company named in the Summary Compensation Table; and (iv) all executive officers and directors as a group. For purposes of this table, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or dispose of securities, regardless of any economic interest therein. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. For the purpose of determining "Percent of Outstanding Shares," the number of shares of Common Stock outstanding at March 21, 1997 was 8,726,968, including 754,717 shares of Common Stock issuable upon conversion of 10,000 shares of the Company's Series A Convertible Preferred Stock (which currently votes with the Common Stock on an as converted basis).

     NAME OF                            NUMBER OF SHARES        PERCENT OF
BENEFICIAL OWNER                       BENEFICIALLY OWNED   OUTSTANDING SHARES
----------------                       ------------------   ------------------

Firstar Bank of Minnesota, N.A.(1)         1,392,416               15.5%
  777 East Wisconsin Avenue
  Milwaukee, Wisconsin 53202

Fireman's Fund Insurance Company(2)          754,717                8.6%
  777 San Marin Drive
  Novato, California 94998

Gary A. Black(3)                             713,040                8.1%
  3325 15th Avenue South
  Great Falls, Montana 59405

Thomas Vetter(4)                             457,735                5.3%
  955 West Chandler Blvd., Suite 15
  Chandler, Arizona  84244

Richard A. Bartlett(4)                        13,679                *

Tony Cid(4)(5)                                16,963                *

David E. Hill(4)                               9,029                *

Raford S. Hargrove, Jr.(4)                    12,983                *

Paul T. Horn(4)(6)                            78,500                *

Lawrence T. Martinez(4)                       20,635                *

John M. Meuschke(4)                            2,500                *

Manuel Sanchez(4)                              4,500                *

Thomas M. Vertin(4)(7)                       129,779                1.5%

All executive officers and
  directors as a group
  (9 individuals)(4)(5)(6)(7)                286,568                3.3%
_________________________________
*  Less than 1%.

(1) Firstar Bank of Minnesota, N.A. holds an irrevocable proxy to vote 1,392,416 shares of Common Stock (which includes 246,713 shares of Common Stock which could be acquired within 60 days of March 21, 1997 through the exercise of stock options) of John Hemmingson. Firstar Bank of Minnesota has no power to dispose of, or direct the disposition of, and no pecuniary interest in, any of such shares of Common Stock. Firstar Corporation, as the parent holding company of Firstar Bank of Minnesota, N.A., may be deemed to beneficially own such shares. This disclosure is made in reliance upon a statement on Schedule 13G dated March 7, 1997 filed with the Securities and Exchange Commission. See footnote (2) below regarding Fireman's Fund's agreement to purchase all of Mr. Hemmingson's shares.

(2) Represents 754,717 shares of Common Stock issuable upon conversion of 10,000 shares of the Company's Series A Convertible Preferred Stock held by Fireman's Fund (the Preferred Stock currently votes with the Common Stock on an as converted basis). Does not include 1,827,447 shares which Fireman's Fund has agreed to purchase, as set forth in the following sentence. On March 5, 1997, Fireman's Fund notified each of John Hemmingson and Gary Black that it would exercise its rights under certain right of first refusal agreements and/or accept the offer made by Black and purchase 1,145,703 and 681,774 shares of Common Stock from Hemmingson and Black, respectively. The purchases are subject to regulatory approval. Pending receipt of applicable regulatory approvals, Hemmingson and Black retain sole voting power with respect to such shares (subject to footnote
     (1) above in the case of Hemmingson). This disclosure is made in reliance upon a statement on Schedule 13D dated March 10, 1997 filed with the Securities and Exchange Commission.

(3) Includes 31,266 shares of Common Stock which could be acquired within 60 days of March 21, 1997 through the exercise of stock options. See footnote
     (2) above.

(4) Includes the following number of shares of Common Stock which could be acquired within 60 days of March 21, 1997 through the exercise of stock options: Mr. Vetter, 837 shares; Mr. Bartlett, 8,629 shares; Mr. Cid, 3,629 shares; Mr. Hill, 8,629 shares; Mr. Hargrove, 9,383 shares; Mr. Martinez, 20,000 shares; Mr. Horn, 74,500 shares; Mr. Meuschke, 1,500 shares; Mr. Sanchez, 4,500 shares; Mr. Vertin, 69,500 shares; and all directors and executive officers as a group, 196,607 shares.

(5) Includes 6,667 shares of restricted stock, which will vest on June 23, 1997.

(6) Includes 2,000 shares of Common Stock beneficially owned by Mr. Horn's spouse.

(7) Includes 5,000 shares of Common Stock held jointly with another individual (2,500 shares of which Mr. Vertin disclaims beneficial ownership of), 3,750 shares of which are held by a corporation owned by Mr. Vertin, and 1,125 shares are held by Mr. Vertin's wife and daughters, all of which Mr. Vertin is deemed to beneficially own. With respect to 6,225 shares of Common Stock, Mr. Vertin shares investment power with another individual or individuals.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH FIREMAN'S FUND

     In 1996 and 1995, 21% and 9.8%, respectively, of the Company's service fees were derived from premiums underwritten by Fireman's Fund, pursuant to a multi-peril crop insurance general agency agreement. The agreement with Fireman's Fund was negotiated prior to John Meuschke's, who serves as Fireman's Fund's designee on the Company's board of directors, service on the Company's board of directors. See "Executive Officers and Directors." On March 5, 1997, Fireman's Fund and the Company entered into a definitive agreement by which Fireman's Fund would acquire the Company in a cash merger at $10.25 per share. For a further description of the Company's business relationship with Fireman's Fund, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

TRANSACTIONS WITH TONY COELHO

      Tony Coelho served as a director of the Company from April 1995 to January 1997. Mr. Coelho resigned as a director of the Company on January 24, 1997 in order to pursue other opportunities, which he believed the Company neither had any interest nor ability to pursue. The Company has had business relationships with Mr. Coelho from time to time, both before, during and after his term of service as a director.

     COELHO ASSOCIATES LLC. In November 1995, the Company, Mr. Coelho and other individuals formed Coelho Associates LLC, a Delaware limited company ("Coelho Associates"). Mr. Coelho is the Chairman and Chief Executive Officer of Coelho Associates. Coelho Associates was formed to engage in the investment advisory or financial intermediation business. The Company has a 40% ownership interest and Mr. Coelho has a 20% ownership interest in Coelho Associates. The Company and Mr. Coelho each made initial capital contributions in the amounts of $200,000 and $100,000, respectively.

     As part of the formation of Coelho Associates, the Company entered into a lease of office space in New York City (with rental payments of approximately $12,355 per month), which space is subleased to Coelho Associates. In addition, the Company made available to Coelho Associates a $1 million line of credit under the terms of a promissory note due June 30, 1997 (secured by the assets of Coelho Associates). The note bears interest at a bank prime rate plus 1%. In May 1996, the Company increased the amount available for borrowing under the line of credit to $3 million. At December 31, 1996, approximately $1.3 million had been advanced under the promissory note.

      In late 1996, the Company and Mr. Coelho entered into discussions relating to the Company's desire to terminate its interest in Coelho Associates in view of the Company's desire to focus on its core operations and the business prospects for Coelho Associates. Accordingly, the Company and Coelho Associates agreed to terminate further advances under the line of credit in December 1996. In 1996, the Company wrote off $1.0 million, representing its investment in Coelho Associates and the amounts outstanding under the line of credit. In addition, during 1996 and 1995, the Company recognized $201,000 and $89,000, respectively, as the Company's share of the operating losses of Coelho Associates. The Company, Mr. Coelho and the other members of Coelho Associates continue to discuss the terms of the dissolution of this relationship, including recovery by the Company of its investment in, and loans, to Coelho Associates. No assurance can be given that such discussions will result in a favorable outcome for the Company.

     CALIFORNIA CROP GROWERS LLC. In February 1995, the Company and a limited liability company of which Mr. Coelho is a 50% member ("Togar") agreed that Togar would receive 20% of the net profits derived from the Company's sale of insurance products and agricultural software and related products in the State of California in return for Togar's services on behalf of the Company in California. The Company and Togar have had negotiations regarding the formation of California Crop Growers, L.L.C., a Montana limited liability company ("CCG"), in which the Company would have an 80% interest and Togar would have a 20% interest. For business done in the State of California in 1995 Togar received $154,000. No amounts were payable for 1996. As a part of the Company's dissolution of its relationship with Coelho Associates, the Company and Mr. Coelho have engaged in discussions regarding Mr. Coelho's ongoing role in the Company's California business. The Company believes that any interest Togar may have in the California business should be offset against amounts owed the Company by Coelho Associates. Mr. Coelho has taken the position that he is not personally liable for the debts or obligations of Coelho Associates and, accordingly, such offsets may not be appropriate.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

      1.  Financial Statements.

          The Consolidated Financial Statements are contained herein as listed in the Index to Consolidated Financial Statements on page 34.

     2.   Financial Statement Schedules.

          All schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

     3.   Exhibits.

          2.1 Acquisition Agreement dated March 5, 1997, between Crop Growers Corporation and Fireman's Fund Insurance Company (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 28, 1997).

          2.2 Consent Agreement dated March 5, 1997, between Crop Growers Corporation and Fireman's Fund Insurance Company (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated February 28, 1997).

          2.3 Letter of Intent re Revolving Credit Working Capital Facility dated March 5, 1997 between Crop Growers Corporation and Fireman's Fund Insurance Company (Incorporated by reference to
               Exhibit 2.3 to the Company's Current Report on Form 8-K, dated February 28, 1997).

          3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

          3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-77548)).

          4 Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-77548)).

          10.1 Amended Managing Agency Agreement between Continental Insurance Companies and Crop Growers Insurance, Inc., a wholly-owned subsidiary of the Company, effective as of September 1, 1990, as amended (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 33-77548). (Confidential treatment of certain portions of this document has previously been granted by the Securities and Exchange Commission (the "Commission")).

         *10.2 Employment Agreement with John J. Hemmingson (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement in Form S-1 (File No. 33-85808)).

        *10.3 Employment Agreement with Gary A. Black (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement in Form S-1 (File No. 33-85808)).

        *10.4  Employment Agreement with Tony Cid (Incorporated by reference to
               Exhibit 10.8 to the Company's Registration Statement in Form S-1 (File No. 33-85808)).

        *10.5  1994 Stock Incentive Plan (Incorporated by reference to Exhibit
               10.9 to the Company's Registration Statement in Form S-1 (File No. 33-85808)).

        *10.6 Form of Director and Executive Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 33-77548)).

        *10.7 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement in Form S-1 (File No. 33-85808)).

         10.8 General Agency Agreement dated January 1, 1994 by and between Crop Growers Insurance, Inc. and CNA Insurance Company (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 33-77548) (Confidential treatment of certain portions of this document have previously been granted by the Commission.)).

         10.9 Administrative Services and Facilities Agreement dated as of June 1, 1994 between Crop Growers Insurance, Inc. and Texas Crop Growers Insurance Services, Inc. (Incorporated by reference to
               Exhibit 10.21 to the Company's registration statement on Form S-1 (File No. 33-85808)).

        10.10 Stock Purchase Agreement dated as of March 14, 1994, among the Company, Dawson Hail Insurance Co. and the shareholders of Dawson Hail Insurance Co. (Incorporated by reference to Exhibit 2(1) to the Company's Current Report on Form 8-K, dated March 14, 1995).

        10.11 Agreement dated as of March 14, 1995, among the Company, Dawson Hail Insurance Co. and Crop Growers of North Dakota, Inc. (Incorporated by reference to Exhibit 2(2) to the Company's Current Report on Form 8-K, dated March 14, 1995).

        10.12 MPCI General Agency Agreement dated July 10, 1996 by and between Crop Growers Insurance, Inc. and Fireman's Fund Insurance Company as amended. (Confidential treatment of certain portions of this document has been requested ) (Incorporated by reference to
               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)).

        10.13 Coelho Associates LLC Limited Liability Company Agreement dated as of November 16, 1995 between Crop Growers Employer Organization, Inc., Togar LLC and Robert Bruno. (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended.)

         10.14 Security Agreement dated November 17, 1995 between the Company and Coelho Associates LLC. (Incorporated by reference to Exhibit
               10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended.)

        10.15 Amended Promissory Note dated May 31, 1996 from Coelho Associates LLC. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as amended.)

        10.16 License Agreement entered into as of September 6, 1995 between the Company and Coelho Associates LLC (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended).

        10.17 Crop Growers Corporation Securities Litigation - Memorandum of Understanding dated February 28, 1997 (Incorporated by reference to Exhibit 99(2) to the Company's Current Report on Form 8-K, dated February 28, 1997).

        10.18 Letter Agreement dated January 17, 1997 between Crop Growers Corporation and the Office of Independent Counsel (Incorporated by reference to Exhibit 99(2) to the Company's Current Report on Form 8-K, dated January 21, 1997).

       *10.19 Separation Agreement dated September 23, 1996 between John Hemmingson and the Company (Incorporated by reference to Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as amended).

        10.20 Right of First Offer and First Refusal Agreement dated September 23, 1996 between Fireman's Fund Insurance Company, John Hemmingson, and the Company (Incorporated by reference to Exhibit
               10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as amended).

       *10.21 Separation Agreement dated September 23, 1996 between Gary Black and the Company (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as amended).

        10.22 Right of First Offer and First Refusal Agreement dated September 23, 1996 between Fireman's Fund Insurance Company, Gary Black, and the Company (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as amended).

        10.23 Preferred Stock Purchase Agreement dated July 10, 1996 between the Company and Fireman's Fund Insurance Company (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

       *10.24 Amendment to Employment Agreement Providing for a Leave of Absence dated May 9, 1996 between John Hemmingson and the Company (Incorporated by reference to Exhibit 6.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
               1996).

       *10.25 Amendment to Employment Agreement Providing for a Leave of Absence dated May 9, 1996 between Gary Black and the Company (Incorporated by reference to Exhibit 6.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
               1996).

        10.26  Agreement Granting Irrevocable Proxy relating to John Hemmingson.

        10.27 Crop Hail/Named Peril Insurance General Agency Agreement effective as of January 1, 1997, by and between Crop Growers Insurance, Inc. and Fireman's Fund Insurance Company.

       *10.28  Employment Agreement with Lawrence T. Martinez.

        10.29 Amendment No. 1 to MPCI General Agency Agreement effective as of November 27, 1996, by and between Crop Growers Insurance, Inc. and Fireman's Fund Insurance Company.

          21   List of Subsidiaries.

          23   Consent of KPMG Peat Marwick LLP.

          24   Powers of Attorney.


__________

*Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(a) of this Form 10-K.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1997        CROP GROWERS CORPORATION

                              By  /s/ David E. Hill
                                 --------------------------------------------
                                 David E. Hill
                                 Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                        Position                      Date
         ----                        --------                      ----

         *                    Chief Executive Officer            March 31, 1997
-----------------------       (principal executive officer)
Lawrence T. Martinez          and Director


/s/ David E. Hill             Chief Financial Officer (principal March 31, 1997
-----------------------       financial and accounting officer)
David E. Hill


         *                    Director                           March 31, 1997
-----------------------
Paul T. Horn


         *                    Director                           March 31, 1997
-----------------------
John M. Meuschke


         *                    Director                            March 31, 1997
-----------------------
Manuel Sanchez


         *                    Director                            March 31, 1997
-----------------------
Thomas M. Vertin


/s/ David E. Hill             Attorney-in-Fact                    March 31, 1997
-----------------------
*By:  David E. Hill

EXHIBIT INDEX

                                                                            Page
                                                                            ----
2.1 Acquisition Agreement dated March 5, 1997, between Crop Growers Corporation and Fireman's Fund Insurance Company (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 28, 1997).

2.2 Consent Agreement dated March 5, 1997, between Crop Growers Corporation and Fireman's Fund Insurance Company (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated February 28, 1997).

2.3 Letter of Intent re Revolving Credit Working Capital Facility dated March 5, 1997 between Crop Growers Corporation and Fireman's Fund Insurance Company (Incorporated by reference to
         Exhibit 2.3 to the Company's Current Report on Form 8-K, dated February 28, 1997).

3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-77548)).

4 Form of Certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
         Form S-1 (File No. 33-77548)).

10.1 Amended Managing Agency Agreement between Continental Insurance Companies and Crop Growers Insurance, Inc., a wholly-owned subsidiary of the Company, effective as of September 1, 1990, as amended (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 33-77548). (Confidential treatment of certain portions of this document has previously been granted by the Securities and Exchange Commission (the "Commission")).

*10.2 Employment Agreement with John J. Hemmingson (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement in Form S-1 (File No. 33-85808)).

*10.3 Employment Agreement with Gary A. Black (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement in Form S-1 (File No. 33-85808)).

*10.4    Employment Agreement with Tony Cid (Incorporated by reference to
         Exhibit 10.8 to the Company's Registration Statement in Form S-1 (File No. 33-85808)).

*10.5    1994 Stock Incentive Plan (Incorporated by reference to Exhibit
         10.9 to the Company's Registration Statement in Form S-1 (File No. 33-85808)).

*10.6 Form of Director and Executive Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 33-77548)).

*10.7 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.11 to the Company's Registration
         Statement in Form S-1 (File No. 33-85808)).

 10.8 General Agency Agreement dated January 1, 1994 by and between Crop Growers Insurance, Inc. and CNA Insurance Company (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 33-77548) (Confidential treatment of certain portions of this document have previously been granted by the Commission.)).

 10.9 Administrative Services and Facilities Agreement dated as of June 1, 1994 between Crop Growers Insurance, Inc. and Texas Crop Growers Insurance Services, Inc. (Incorporated by reference to
         Exhibit 10.21 to the Company's registration statement on Form S-1 (File No. 33-85808)).

 10.10 Stock Purchase Agreement dated as of March 14, 1994, among the Company, Dawson Hail Insurance Co. and the shareholders of Dawson Hail Insurance Co. (Incorporated by reference to
         Exhibit 2(1) to the Company's Current Report on Form 8-K, dated March 14, 1995).

 10.11 Agreement dated as of March 14, 1995, among the Company, Dawson Hail Insurance Co. and Crop Growers of North Dakota, Inc. (Incorporated by reference to Exhibit 2(2) to the Company's Current Report on Form 8-K, dated March 14, 1995).

 10.12 MPCI General Agency Agreement dated July 10, 1996 by and between Crop Growers Insurance, Inc. and Fireman's Fund Insurance Company as amended. (Confidential treatment of certain portions of this document has been requested) (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)).

 10.13 Coelho Associates LLC Limited Liability Company Agreement dated as of November 16, 1995 between Crop Growers Employer Organization, Inc., Togar LLC and Robert Bruno. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended).

 10.14 Security Agreement dated November 17, 1995 between the Company and Coelho Associates LLC. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended).

 10.15   Amended Promissory Note dated May 31, 1996 from Coelho
         Associates LLC. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as amended.)

 10.16 License Agreement entered into as of September 6, 1995 between the Company and Coelho Associates LLC. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended).

 10.17 Crop Growers Corporation Securities Litigation - Memorandum of Understanding dated February 28, 1997 (Incorporated by reference to Exhibit 99(2) to the Company's Current Report on Form 8-K, dated February 28, 1997).

 10.18 Letter Agreement dated January 17, 1997 between Crop Growers Corporation and the office of Independent Counsel (Incorporated by reference to Exhibit 99(2) to the Company's Current Report on Form 8-K, dated January 21, 1997).

*10.19 Separation Agreement dated September 23, 1996 between John Hemmingson and the Company (Incorporated by reference to Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,1996, as amended).

 10.20 Right of First Offer and First Refusal Agreement dated September 23, 1996 between Fireman's Fund Insurance Company, John Hemmingson, and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as amended).

*10.21 Separation Agreement dated September 23, 1996 between Gary Black and the Company (Incorporated by reference to Exhibit
         10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,1996, as amended).

 10.22 Right of First Offer and First Refusal Agreement dated September 23, 1996 between Fireman's Fund Insurance Company, Gary Black, and the Company (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as amended).

 10.23 Preferred Stock Purchase Agreement dated July 10, 1996 between the Company and Fireman's Fund Insurance Company
         (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1996).

*10.24 Amendment to Employment Agreement Providing for a Leave of Absence dated May 9, 1996 between John Hemmingson and the Company (Incorporated by reference to Exhibit 6.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

 10.25    Agreement Granting Irrevocable Proxy relating to John
          Hemmingson.

*10.26 Amendment to Employment Agreement Providing for a Leave of Absence dated May 9, 1996 between Gary Black and the Company (Incorporated by reference to Exhibit 6.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1996).

 10.27 Crop Hail/Named Peril Insurance General Agency Agreement effective as of January 1, 1997, by and between Crop
          Growers Insurance, Inc. and Fireman's Fund Insurance
          Company.

*10.28    Employment Agreement with Lawrence T. Martinez.

 10.29 Amendment No. 1 to MPCI General Agency Agreement effective as of November 27, 1996, by and between Crop Growers
          Insurance, Inc. and Fireman's Fund Insurance Company.

 21       List of Subsidiaries.

 23       Consent of KPMG Peat Marwick LLP.

 24       Powers of Attorney.