Form 10-Q
period 1997-03-31
CROP GROWERS CORP
filed 1997-05-15
CIK 921584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

The number of shares outstanding of the registrant's common stock on May 1, 1997 was 7,972,551 shares.

                            CROP GROWERS CORPORATION

                                    FORM 10-Q
                          Quarter ended March 31, 1997

                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

             Consolidated Balance Sheets as of March 31, 1997
               (unaudited) and December 31, 1996                              3

             Consolidated Statements of Income (unaudited) for
               the Three Months Ended March 31, 1997 and March 31, 1996       4

             Consolidated Statements of Cash Flows (unaudited) for the
               Three Months Ended March 31, 1997 and March 31, 1996           5

             Notes to Unaudited Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        8


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 14

Item 2.    Changes in Securities                                             14

Item 3.    Defaults Upon Senior Securities                                   14

Item 4.    Submission of Matters to a Vote of Security Holders               14

Item 5.    Other Information                                                 14

Item 6.    Exhibits and Reports on Form 8-K                                  14


SIGNATURES                                                                   15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,     DECEMBER 31,
                                                          1997            1996
                                                       (UNAUDITED)
ASSETS                                                ------------   ------------
Investments:
  Fixed maturities, held to maturity                  $  1,307,963   $  1,308,439
  Fixed maturities, available for sale                   5,986,459      5,199,708
                                                      ------------   ------------
    Total investments                                    7,294,422      6,508,147

Cash and cash equivalents                                7,404,434     16,132,126
Premiums receivable, net                               167,710,319     71,854,123
Reinsurance balances recoverable                       114,827,975     32,625,869
Property and equipment, net                              5,114,830      5,242,447
Intangible assets, net                                   9,462,719      9,857,238
Other assets                                            14,168,477     16,709,178
                                                      ------------   ------------
                                                      $325,983,176   $158,929,128
                                                      ------------   ------------
                                                      ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Premiums and commissions payable                      $ 63,387,643   $ 46,961,297
Accounts payable and accrued liabilities                18,938,547     15,767,331
Reinsurance balances payable                            81,135,802     17,010,461
Loss reserves                                          113,361,632     32,147,342
Long-term debt                                           2,964,564      3,290,672
                                                      ------------   ------------
    Total liabilities                                  279,788,188    115,177,103

Redeemable preferred stock                              10,000,000     10,000,000

Stockholders' equity:
  Common stock (par value $.01):
    40,000,000 shares authorized; 7,972,251
    and 7,970,251 shares issued and outstanding
    at March 31, 1997 and December 31, 1996,
    respectively                                            79,723         79,702
  Paid-in capital                                       36,744,095     36,729,115
  Accumulated deficit                                     (653,953)    (3,086,499)
  Unrealized appreciation of fixed maturity
    investments, net of taxes                               37,623         54,707
  Unearned compensation                                    (12,500)       (25,000)
                                                      ------------   ------------
    Total stockholders' equity                          36,194,988     33,752,025
                                                      ------------   ------------
                                                      $325,983,176   $158,929,128
                                                      ------------   ------------
                                                      ------------   ------------

See accompanying notes to unaudited consolidated financial statements.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                 MARCH 31,       MARCH 31,
                                                   1997            1996
                                               -----------      -----------

Revenues:
  Service fees                                 $49,736,836      $66,272,697
  Premiums earned and other income                 521,968          780,020
  Investment income                                206,483          561,512
                                               -----------      -----------
    Total revenues                              50,465,287       67,614,229

Expenses:
  Agent commissions and other direct costs      36,010,211       46,280,011
  Losses incurred and other expense                142,358          444,613
  General and administrative expense             7,481,595        8,028,484
  Non-recurring expenses                         1,375,000               --
  Legal matters                                  1,134,518          551,396
  Interest expense                                  93,165          834,037
                                               -----------      -----------
    Total expenses                              46,236,847       56,138,541
                                               -----------      -----------

  Income before income tax expense               4,228,440       11,475,688

    Income tax expense                          (1,682,919)      (4,503,163)
                                               -----------      -----------
Net income                                       2,545,521        6,972,525

      Redeemable preferred stock dividend         (125,000)              --
                                               -----------      -----------

Net income attributable to common stock        $ 2,420,521      $ 6,972,525
                                               -----------      -----------
                                               -----------      -----------
    Net income per common share                $       .30      $       .84
                                               -----------      -----------
                                               -----------      -----------

    Weighted average common shares
      outstanding                                7,984,847        8,348,429
                                               -----------      -----------
                                               -----------      -----------


See accompanying notes to unaudited consolidated financial statements.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                         MARCH 31,      MARCH 31,
                                                           1997            1996
                                                      -------------    ------------
Operating activities:
  Net income                                          $   2,545,521   $   6,972,525
  Adjustments to reconcile net income to
    net cash (used) provided by operating activities:
    Depreciation                                            396,450         423,297
    Amortization                                            394,519         451,239
  Other changes:
    Premiums receivable                                 (95,856,196)   (114,023,552)
    Premiums and commissions payable                     16,426,346      28,221,592
    Accounts payable and accrued liabilities              3,171,216       8,822,382
    Loss reserves                                        81,214,290      63,615,408
    Reinsurance balances recoverable                    (82,202,106)    (63,681,920)
    Reinsurance balances payable                         64,125,341      69,072,866
    Other                                                 2,585,487       4,440,964
                                                      -------------    ------------
  Net cash (used) provided by operating activities       (7,199,132)      4,314,801

Investing activities:
  Change in company financed premiums                            --      20,616,941
  Purchases of securities - available for sale           (1,240,645)       (575,793)
  Proceeds from sale and maturity of securities -
    available for sale                                      405,000         570,613
  Capitalization of intangible assets                            --         (26,847)
  Purchase of property and equipment                       (268,833)     (1,168,773)
                                                      -------------    ------------
  Net cash (used) provided by investing activities       (1,104,478)     19,416,141

Financing activities:
  Net repayments of note payable to bank                         --     (29,336,900)
  Redeemable preferred stock dividend                      (125,000)             --
  Proceeds from issuance of long-term debt                       --          20,034
  Repayments on long-term debt                             (326,108)       (370,097)
  Repurchase of common stock                                (77,975)       (394,063)
  Issuance of common stock                                  105,001           6,000
                                                      -------------    ------------
  Net cash used by financing activities                    (424,082)    (30,075,026)
                                                      -------------    ------------

  Net decrease in cash and cash equivalents              (8,727,692)     (6,344,084)
  Cash and cash equivalents, beginning of quarter        16,132,126       6,980,570
                                                      -------------    ------------
  Cash and cash equivalents, end of quarter           $   7,404,434    $    636,486
                                                      -------------    ------------
                                                      -------------    ------------


See accompanying notes to unaudited consolidated financial statements.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   QUARTERLY PRESENTATION

     The unaudited consolidated financial statements have been prepared by Crop Growers Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. Results of operations for interim periods are not indicative of results of operations to be expected for the full year ending December 31, 1997. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     In the opinion of management, the information furnished reflects all adjustments which are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position as of March 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996.

2.   RECONCILIATION OF STOCKHOLDERS' EQUITY            1997             1996
                                                       ----             ----

     Balance at January 1                         $33,752,025      $44,342,224
       Net income                                   2,545,521        6,972,525
       Change in unrealized appreciation of
         fixed maturity and equity investments,
         net of taxes                                 (17,084)          (3,710)
       Restricted stock compensation earned            12,500           12,500
       Exercise of stock options                      105,001            6,000
       Repurchase of common stock                     (77,975)        (394,062)
       Dividend payment on redeemable
         preferred stock                             (125,000)              --
                                                  -----------      -----------
     Balance at March 31                          $36,194,988      $50,935,477
                                                  -----------      -----------
                                                  -----------      -----------


3.   NON-RECURRING EXPENSES

     In connection with the dissolution of its multi-peril crop insurance ("MPCI") agency agreement with CNA Insurance Companies ("CNA") effective for the 1997 crop year, the Company canceled and transferred MPCI policies, previously written on CNA paper, to Fireman's Fund Insurance Company ("Fireman's Fund"), or one of the Company's insurance subsidiaries. The Company offered incentive fees to agents to compensate them for obtaining the necessary cancellation and rewrite forms from policyholders. In the quarter ended March 31, 1997, the Company agreed to pay approximately $1.1 million in incentive fees relating to transferred business. The Company also accrued $275,000 related to the buy-out of a consulting agreement with a former employee of a company previously acquired by the Company.

4.   LEGAL MATTERS

     On February 28, 1997, the Company entered into a settlement agreement relating to a securities class action lawsuit which had been filed in May, 1995 for $2.5 million, $1.22 million of which was payable by the Company with the remainder payable under the terms of a directors' and officers' insurance policy. The $1.22 million was accrued at December 31, 1996 and paid on May 1, 1997. In the three months ended March 31, 1997, the Company incurred legal fees of approximately $53,000 associated with this matter.

     On January 21, 1997, the Company entered a NOLO CONTENDERE plea to two charges in the matter of UNITED STATES OF AMERICA V. CROP GROWERS CORPORATION, JOHN J. HEMMINGSON AND GARY A. BLACK (Crim. No. 96-0181(GK)), filed in the United States Federal District Court in Washington, D.C. The Company paid a fine in the amount of $2.0 million which was accrued at December 31, 1996 and under the settlement agreement $1.5 million was paid in February 1997 and $500,000 was paid in April 1997. In the three months ended March 31, 1997 the Company incurred legal fees of $1.1 million associated with this matter, including amounts advanced by the Company pursuant to indemnification agreements between two former officers and the Company. The counts with respect to which the Company entered its plea alleged conspiracy to make and conceal illegal campaign contributions and the making and keeping of false records and accounts under provisions of the Securities and Exchange Act of 1934. A nono contendere plea is neither an admission nor a denial of guilt. See also "Part II - Other Information -- Item 1 - Legal Proceedings."

     By its terms, the Company's settlement does not compromise or preclude civil actions by other governmental regulatory authorities, such as the Federal Election Commission, Securities and Exchange Commission, the USDA, or state or federal insurance regulatory authorities, or shareholders as a result of the allegations made by the IC and the Company's NOLO CONTENDERE plea. No assurance can be given as to what action a regulatory authority might take in response to the Company's plea and its agreement with the IC.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.   ACQUISITION AGREEMENT

     On March 5, 1997, the Company and Fireman's Fund entered into a definitive agreement by which Fireman's Fund would acquire the Company in a cash merger at $10.25 per share. Fireman's Fund presently owns convertible preferred stock of the Company and has exercised its rights to purchase an additional 1,827,477 shares of common stock from former Company executives for $10.00 per share. The Company consented to such purchases, subject to certain restrictions. The transaction is subject to, among other things, Company stockholder approval, regulatory approvals and other customary conditions. On May 8, 1997, the Company filed a preliminary proxy statement with the Securities and Exchange Commission relating to this transaction. Because of regulatory approvals and clearances, the transaction is not expected to close until mid-1997.

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant affect on its reported earnings per share.

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

     A variety of events, most of which are outside the Company's control, cannot be accurately predicted and may materially impact estimates of future operations. Important among such factors are weather conditions, natural disasters, changes in federal or state laws or regulations including, without limitation, changes to the multi-peril crop insurance ("MPCI") program currently being considered and future changes which may be made by the Federal Crop Insurance Corporation ("FCIC") (the federal agency which administers the MPCI program), funding for the MPCI program, price competition impacting premium levels and agent commissions, and general economic conditions. Federal regulations governing aspects of crop insurance are frequently modified, and any such changes may impact the Company's results of operations.

AGENCY OPERATIONS

SERVICE FEES

     The Company's agency operations annual revenues include service fees related to servicing of MPCI and crop hail insurance, excess loss adjusting expense reimbursement related to MPCI premiums serviced and profit sharing amounts, if any, resulting from underwriting gains, if any, on the premiums it services.

     For coverage exceeding the basic level of MPCI coverage ("Buy-Up Coverage"), the Company is entitled to the expense reimbursement payable by the FCIC. This expense reimbursement is passed through to the Company under its MPCI contracts with third party insurance companies and is paid directly to the Company for MPCI premiums underwritten by its property and casualty insurance subsidiaries. For the 1997 crop year (beginning July 1, 1996), the expense reimbursement for Buy-Up Coverage was established by the FCIC at 29%. For the 1996 crop year, the expense reimbursement for Buy-Up Coverage was established by the FCIC at 31%.

     For the basic level of MPCI coverage ("Basic Coverage"), the Company retains a portion of the administrative fee paid by the insured and receives an amount for loss adjusting expenses (regardless of the loss experience of the insureds), which amounts are passed through or paid directly to the Company under its MPCI contracts. For Basic Coverage, the Company's portion of the administrative fee is up to the first $100 of the fee paid by the insured and the loss adjusting expense reimbursement which is equal to 4.7% of an imputed premium (based upon a 65% production guarantee at a 100% price election).

     The expense reimbursement level for the 1998 and 1999 crop years for Buy-Up Coverage is limited under the Federal Crop Insurance Reform Act of 1994 (the "Reform Act") to levels not to exceed 28% and 27.5%, respectively. See the following paragraph for a discussion of proposed changes to the expense reimbursement level for the 1998 crop year. Because the Company's MPCI service fees are directly related to the expense reimbursement established by the FCIC, the Company's future MPCI service fees will be affected by the reductions in the level of expense reimbursement. MPCI agent commissions vary by agent depending on such factors as the volume of premium produced by the agent, whether or not the agent is responsible for any direct costs and other competitive factors.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     On March 20, 1997, a draft of the Standard Reinsurance Agreement ("SRA") (effective for the 1998 crop year) was released by the FCIC. The draft SRA proposes to revise the expense reimbursement level for Buy-Up Coverage to an amount equal to a flat $100 per policy plus 18% of the premium related to that policy (17% in the case of Crop Revenue Coverage policies, a revenue protection coverage introduced by the FCIC in the 1997 crop year). For Basic Coverage, private companies would receive a flat dollar amount per policy (not to exceed $100 per policyholder per county) plus 4.8% of the premium related to that policy (based on a 50% production guarantee at a 60% price election). The draft SRA also proposes certain changes to the risk sharing arrangement (calculation of underwriting gain or loss on premiums retained by private companies) between private companies and the FCIC. Under the proposed draft, private companies would receive the expense reimbursement in one installment at the time acreage reports are reported to and validated by the FCIC. The draft SRA also proposes certain other changes to the administration of the MPCI program, including certain compliance and program integrity issues. Earlier in 1997 and as a part of the Clinton Administration's budget proposal for the government's 1998 fiscal year, funding for the expense reimbursement was proposed at 24.5% for the 1998 crop year.

     The Company is not able to predict whether any or all of the proposed revisions to the SRA will ultimately be adopted, but believes that the proposed revisions (particularly the revisions to the expense reimbursement), if implemented as proposed, would have an adverse impact on the Company's results of operations in the 1998 crop year (as proposed, the impact on the Company's service fee revenues based on its 1997 crop year book of business, would have been to reduce service fee revenues by approximately 16%). The Company cannot predict what the final terms of the SRA will ultimately be or what other legislative or administrative actions may occur as a part of the SRA revision process or the federal budget process. For the 1998 crop year, the Company intends to negotiate with agents regarding reduced commissions on Buy-Up Coverage to offset expense reimbursement reductions, however, there is no assurance that any reduction will be able to be passed through to agents as a result of competitive or other factors.

     Under its MPCI contracts, the Company is also entitled to receive any excess loss adjustment expense reimbursement from the FCIC. The FCIC pays contracting insurance companies an amount up to 4% of premium on Buy-Up Coverage for excess loss adjusting expenses on such coverage if loss ratios on the Company's total book of MPCI business, by state and by risk retention fund, are in excess of the ratios established by the FCIC. Generally, the excess loss adjustment expense reimbursement increases as the loss ratio increases. Under Basic Coverage policies, the FCIC pays contracting insurance companies an amount up to 1.7% of the imputed premium for excess loss adjusting expenses in the event loss ratios on the overall book of Basic Coverage are in excess of loss ratios established by the FCIC. Effective with the 1998 crop year, the FCIC will no longer pay excess loss adjustment expense reimbursement to contracting companies. In the 1996 crop year, the Company received approximately $1.6 million in excess loss adjusting expense reimbursements and expects to receive a similar amount in the 1997 crop year.

     Additionally, for the 1997 crop year, the Company has an arrangement with Fireman's Fund pursuant to which it is entitled to receive a percentage of the underwriting gains, if any, on crop insurance it services.

     The Company's operating results may vary significantly depending on the underwriting results of the premiums serviced and underwritten by it. The Company does not assume any of the underwriting loss under its servicing contracts with third party insurers and under the Company's MPCI agreement with Fireman's Fund, there is no loss carryforward to reduce future underwriting gains. Underwriting gains or losses on crop insurance are generally not determinable until sometime after the second quarter of any year and, accordingly, the Company expects that revenues, if any, from these arrangements will typically be recognized in the third and fourth quarters. Underwriting gains on premiums serviced by the Company are recognized by

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


the Company as additional service fees and, because they generally have very low related expenses, can have a material impact on the Company's operating results. Accordingly, although the Company's risk management strategy is to minimize its exposure to underwriting risk, the Company's earnings can be materially affected by factors which impact underwriting results and, accordingly, its portion of any underwriting gains, including the timing and severity of losses from storms and other natural perils.

AGENT COMMISSIONS AND OTHER DIRECT COSTS

     Agent commissions and other direct costs related to marketing and servicing MPCI are obligations of the Company under its MPCI agreements and, accordingly, are reflected as expenses of the Company. Other direct costs include loss adjusting expenses, bureau fees and other costs. These costs, except for loss adjusting expenses, vary proportionally with the amount of premiums serviced.

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

RECOGNITION OF SERVICE FEES AND DIRECT COSTS

     The Company recognizes service fees from MPCI policies and the related direct costs as of the sales closing date for the particular policy. The sales closing date, which is established by the FCIC, is the date on which coverage for a crop must be bound or renewed by the policyholder and when substantially all required services relating to placing the insurance have been rendered by the Company. Unless canceled by the farmer, policies in place from the prior year automatically renew on the same terms on the sales closing date.

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

INSURANCE OPERATIONS

     The Company's insurance operations include premiums earned and losses incurred on MPCI Buy-up, Basic, crop hail, and other coverages underwritten and retained by the Company's property and casualty insurance subsidiaries.

     For the 1996 and 1997 crop years, the Company did not and will not retain any MPCI premiums underwritten by its insurance company subsidiaries. Additionally, the Company will not retain any crop hail premiums underwritten by its insurance company subsidiaries for the 1997 crop hail season.

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

INVESTMENT INCOME

     The Company earns investment income on investment securities and excess cash invested at certain times of the year, which typically occurs after MPCI and crop hail premiums are collected. Realized gains and losses on the sale of investments are also included in investment income.

SEASONALITY

     The Company's quarterly operating results vary substantially from quarter to quarter as a result of various factors, including MPCI sales closing dates, crop production cycles and recognition of underwriting gains, if any. The Company recognizes the highest amount of service fees and related direct costs in the first quarter because the sales closing date for the majority of spring crops is March 15. The majority of these amounts are attributed to service fees related to MPCI. Virtually all of the Company's service fees and direct costs related to crop hail insurance are recognized in the second quarter. The Company generally recognizes its second highest amount of revenues and related direct costs in the third quarter because the MPCI sales closing date for the majority of fall crops is September 30. In addition, the Company may recognize a portion of underwriting gains, if any, on the premiums it underwrites or services in the third quarter. In the fourth quarter, the Company also recognizes underwriting gains, if any, on the premiums it underwrites or services, most of the interest income on MPCI deferred premium financing and service fees on MPCI premiums with sales closing dates occurring in the fourth quarter. The Company cannot predict whether MPCI sales closing dates will be changed in the future, but any such change could have a material effect on the Company's quarterly results of operations. Because the Company's business is directly tied to the production cycle of crops, the Company expects that seasonal patterns in its operating results will continue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

     AGENCY OPERATIONS.   Service fees decreased $16.6 million to $49.7
million for the three months ended March 31, 1997 compared to $66.3 million in the three months ended March 31, 1996. The decrease in service fees was primarily the result of decreased MPCI premiums serviced in the 1997 crop year due to, among other things, a loss of premiums due to certain agencies electing to have their premiums serviced by other insurance companies, the dissolution of the Company's relationship with CNA (and the need to cancel and transfer policies to Fireman's Fund), the overall lower level of commodity prices on the Company's insured crops, and the reduction in the reimbursement rate on MPCI Buy-Up premiums to 29% for the 1997 crop year from 31% for the 1996 crop year. MPCI Buy-Up and Basic premiums serviced in the three months ended March 31, 1997 were $144.2 million and $32.2 million, respectively, as compared to $187.4 million and $38.5 million, respectively, in the three months ended March 31, 1996.

     The decrease in service fees was partially offset by $2.4 million in additional profit sharing revenue recorded in the three months ended March 31, 1997, relating to the 1996 crop year. The additional profit sharing resulted from better than expected development on estimated losses that were not settled at December 31, 1996. As the Company continues to complete its claim processing related to the 1996 crop year, underwriting results may continue to develop favorably.

     Agent commissions and other direct costs decreased $10.3 million to $36.0 million for the three months ended March 31, 1997 compared to $46.3 million for the three months ended March 31, 1996. The decrease in agent commissions and other direct costs was the result of the decreased MPCI premiums serviced by the Company. However, agent commissions increased as a percentage of premiums serviced in the first quarter of 1997 as compared to 1996 due to competitive pressures which forced the Company, in several areas of the country, to maintain historical commission rates offered to agents. The Company believes these competitive factors together with reductions in the expense reimbursement level will continue to

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


effect the Company's margins for the foreseeable future.

     INSURANCE OPERATIONS.   Virtually all of the premiums underwritten by the
Company's property and casualty insurance subsidiaries was reinsured with third party insurance companies. Accordingly, the impact of the Company's insurance operations are not material to first quarter operations.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $547,000 in the three months ended March 31, 1997 to $7.5 million from $8.0 million in the three months ended March 31, 1996. The decrease was attributed to cost savings resulting from the restructuring of the Company's operations in 1996 and continued efforts by the Company to control expenses. The Company had 401 and 513 employees at March 31, 1997 and March 31, 1996, respectively.

     NON-RECURRING EXPENSES. In connection with the dissolution of its MPCI agency agreement with CNA effective for the 1997 crop year, the Company canceled and transferred MPCI policies, previously written on CNA paper, to Fireman's Fund, or one of the Company's insurance subsidiaries. The Company offered incentive fees to agents to compensate them for obtaining the necessary cancellation and rewrite forms from policyholders. In the quarter ended March 31, 1997, the Company agreed to pay approximately $1.1 million in incentive fees relating to transferred business. The Company also accrued $275,000 related to the buy-out of a consulting agreement with a former employee of a company previously acquired by the Company.

     LEGAL MATTERS. On February 28, 1997, the Company entered into a settlement agreement relating to a securities class action lawsuit which had been filed in May, 1995 for $2.5 million, $1.22 million of which was payable by the Company with the remainder payable under the terms of a directors' and officers' insurance policy. The $1.22 million was accrued at December 31, 1996 and paid on May 1, 1997. In the three months ended March 31, 1997 the Company incurred legal fees of approximately $53,000 associated with this matter.

     On January 21, 1997, the Company entered a NOLO CONTENDERE plea to two charges in the matter of UNITED STATES OF AMERICA V. CROP GROWERS CORPORATION, JOHN J. HEMMINGSON AND GARY A. BLACK (Crim. No. 96-0181(GK)), filed in the United States Federal District Court in Washington, D.C. The Company paid a fine in the amount of $2.0 million which was accrued at December 31, 1996 and under the settlement agreement $1.5 million was paid in February 1997 and $500,000 was paid in April 1997. In the three months ended March 31, 1997 the Company incurred legal fees of $1.1 million associated with this matter, including amounts advanced by the Company pursuant to indemnification agreements between two former officers and the Company. The counts with respect to which the Company entered its plea alleged conspiracy to make and conceal illegal campaign contributions and the making and keeping of false records and accounts under provisions of the Securities and Exchange Act of 1934. A nono contendere plea is neither an admission nor a denial of guilt. See also "Part II - Other Information -- Item 1 - Legal Proceedings."

     By its terms, the Company's settlement does not compromise or preclude civil actions by other governmental regulatory authorities, such as the Federal Election Commission, Securities and Exchange Commission, the USDA, or state or federal insurance regulatory authorities, or shareholders as a result of the allegations made by the IC and the Company's NOLO CONTENDERE plea. No assurance can be given as to what action a regulatory authority might take in response to the Company's plea and its agreement with the IC.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Historically, most of the Company's cash flow has been used to pay premiums due to the FCIC in the last quarter of the year on behalf of policyholders in order to earn the spread between the interest charged to the policyholders, which is equal to the rate established by the FCIC, and the Company's cost of funds. In November 1996, the Company and Fireman's Fund amended their MPCI agreement pursuant to which Fireman's Fund financed for the 1996 crop year the premiums on behalf of the policyholders in exchange for the interest charged on the deferred premiums. The Company continues to administer the collection of the receivables and is ultimately responsible for the collection of the balances. The Company receives a fee for administrative costs related to the premiums financed.

OPERATING ACTIVITIES

     Cash used by operating activities was $7.2 million in the three months ended March 31, 1997 as compared to cash provided by operating activities of $4.3 million in the three months ended March 31, 1996. The increase in cash used by operating activities in the three months ended March 31, 1997 was primarily due to the Company settling with insurance companies on crop hail and MPCI premiums in the first quarter

                    CROP GROWERS CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


of 1997 versus the fourth quarter of 1995. Additionally, the Company paid Fireman's Fund approximately $5.0 million for premium receivables which were financed by Fireman's Fund, and had not yet been paid by the policyholder. Also, during the three months ended March 31, 1996 the Company received a $4.0 million tax refund.

INVESTING ACTIVITIES

     Cash used by investing activities was $1.1 million in the three months ended March 31, 1997 compared with cash provided by investing activities of $19.4 million in the three months ended March 31, 1996. The primary source of cash provided by investing activities in 1996 was the receipt of a substantial portion of the deferred MPCI premiums financed by the Company in the fourth quarter of 1995.

FINANCING ACTIVITIES

     The Company used cash for financing activities of $424,000 in the three months ended March 31, 1997 and $30.1 million in the three months ended March 31, 1996. The primary use of cash in 1996 was to repay borrowings of $29.4 million under its line of credit.

CAPITAL RESOURCES

     In connection with the March 1997 acquisition agreement between the Company and Fireman's Fund, Fireman's Fund and the Company have entered into a $15 million working capital line of credit subject to certain borrowing base limitations. The credit agreement includes restrictive covenants and the requirement to maintain certain financial ratios and minimum net worth. The commitment, which expires in March 1998, does not contain any loan or commitment fees and borrowings bear interest at a national bank's base rate. If the Company were to terminate the acquisition agreement with Fireman's Fund, any amounts then outstanding under the line of credit would become immediately due and payable. The Company is evaluating whether to replace this line of credit with a commercial line of credit from a financial institution.

     In addition, under the crop hail general agency agreement between the Company and Fireman's Fund, Fireman's Fund will fund crop hail losses. Accordingly, the Company will not need to finance crop hail losses in 1997.

     The Company believes that the cash generated from operations and the availability of borrowings under the Fireman's Fund working capital line of credit will provide sufficient resources to finance the Company's current operations and projected working capital needs for the next 12 months.

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

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)       Exhibits

          None.

          (b)       Reports on Form 8-K

          1. The Company filed a Current Report on Form 8-K dated January 3, 1997 announcing the ruling from the United States District Court for the District of Columbia on several of the Company's motions to dismiss certain charges against it related to the investigation of former Secretary of Agriculture Mike Espy by an Independent Counsel.

          2. The Company filed a Current Report on Form 8-K dated January 21, 1997 announcing that the United States District Court for the District of Columbia had accepted the Company's plea of nolo contendere to two charges brought against it by the Independent Counsel appointed to investigate former Secretary of Agriculture Mike Espy.

          3. The Company filed a Current Report on Form 8-K dated February 28, 1997 announcing a settlement had been reached between the Company, John Hemmingson and Gary A. Black, former executives of the Company, and plaintiffs (on behalf of a class of purchasers of the Company's common stock during the period February 13, 1995 and May 18, 1995, inclusive) in connection with a securities class action lawsuit. In addition, the Company announced they had entered into a definitive agreement with Fireman's Fund Insurance Company whereby Fireman's Fund Insurance Company would acquire the Company in a cash merger at $10.25 per share.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CROP GROWERS CORPORATION



May 15, 1997
                                             -----------------------------------
                                             David E. Hill
                                             Chief Financial Officer