Form 10-K/A
period 1996-12-31
CROP GROWERS CORP
filed 1997-06-25
CIK 921584

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A-1

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996
                                               OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
           1934

         FOR THE TRANSITION PERIOD FROM               TO

                         COMMISSION FILE NUMBER 0-23830

                            ------------------------

                            CROP GROWERS CORPORATION

             (Exact name of registrant as specified in its charter)

             DELAWARE                     81-0491497
      (State or jurisdiction           (I.R.S. Employer
 of incorporation or organization)    Identification No.)

      10895 LOWELL, SUITE 300
       OVERLAND PARK, KANSAS                 66210
  (Address of principal executive         (zip code)
             offices)

       Registrant's telephone number, including area code: (913) 338-7800

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value

                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 21, 1997, was approximately $65,334,951

    As of March 21, 1997, the shares outstanding of the registrant's common stock was 7,972,251.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

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

    The indictment as initially filed against the Company alleged conspiracy to violate federal election laws, false statements to a government agency, falsification of books and records, false statements to auditors, various securities law violations and other matters. The allegations were made in connection with alleged corporate reimbursement of individual campaign contributions to the 1993 Congressional primary campaign of Henry Espy, brother of Mike Espy and an amount paid as a retainer to an attorney who used the funds, allegedly with the knowledge of an officer of the Company, to retire certain Congressional primary campaign debts of Henry Espy. In January 1997, the court dismissed (i) 10 of the counts against the Company based on its ruling that the Company had no duty to disclose uncharged criminal conduct under the concealment prong of 18 U.S.C. ("Section 1001") and because the indictment did not adequately allege the use of an affirmatively false writing under the false statement prong of Section 1001 on various grounds, (ii) one count against the Company based on its ruling that the Company had no duty to disclose the alleged omissions to the investing public and (iii) one count based on its ruling that venue did not lie in the District of Columbia for the charge of making and keeping false records and accounts, but rather venue is determined by the laws of the offense (the making and keeping of books, records and accounts).

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

    SECURITIES CLASS ACTION. On February 28, 1997, the Company agreed to a settlement of the matter entitled IN RE CROP GROWERS SECURITIES LITIGATION (Civ. No. 95-58-GF-PGH) with members of the class consisting of purchasers of the Company's common stock during the period from February 15, 1995 to May 16, 1995. The complaint alleged, among other things, that the Company made false and misleading statements in publicly filed or disseminated documents to inflate artificially the price of its stock. Under the settlement, the Company has agreed to pay $2.5 million, $1.22 million of which is payable by the Company, with the remainder to be paid out under the terms of a directors' and officers' insurance policy. The $1.22 million has been accrued for at December 31, 1996. The settlement is subject to court approval.

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

    AGENCY OPERATIONS. Service fees in the year ended December 31, 1996 increased $19.6 million to $104.6 million from $85.0 million in the year ended December 31, 1995. Although overall MPCI premiums serviced increased during 1996, the increase was primarily the result of the acquisition of Dawson and FCIC established rate increases on MPCI premiums in the 1996 crop year. The increase was partially offset by a loss of premiums written by certain agencies who elected to have their premiums serviced by other insurance companies, a reduction in the expense reimbursement paid by the FCIC from 31% in the 1996 crop year to 29% in the 1997 crop year and the impact of the dissolution of its MPCI agreement with CNA. See "--Restructuring and Non-Core Expenses." Management believes the Company's premiums in the first quarter of 1997 will continue to be adversely impacted by certain factors including competitive pressures, principally relating to commissions, and the dissolution of its MPCI agreement with CNA.

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

    Also included in agent commissions and other direct costs in the year ended December 31, 1996 were $3.2 million in charges related to the Company's assessment of its adequacy of the allowance for uncollectible receivables. The Company reviewed the historical collection experience of receivables, collectibility of certain balances, and the growth in the volume of premiums serviced and other receivables in determining the necessary allowance for uncollectible receivables at December 31, 1996. In addition to the charges included in agent commissions and other direct costs, the Company recorded $655,000 and $697,000, respectively, in 1996 and 1995 to the provision for uncollectible receivables which is included in general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

    Net cash provided by operating activities was $5.4 million and $2.9 million during 1996 and 1994, respectively, compared with cash used by operating activities of $16.0 million in 1995. The increase in cash provided by operating activities in 1996 was primarily the result of the receipt of income tax refunds in 1996 and the delay in payments of operating expenses until January 1997. In 1995, the FCIC extended the payment due dates for the 1995 crop year by one month for policyholders which delayed policyholders payments to the Company for MPCI premiums due. This had the effect of delaying the Company's receipt of a portion of the expense reimbursement payable to the Company on MPCI premiums serviced. This delay, which did not happen in 1994, nor reoccur in 1996, substantially increased cash used for operations during 1995.

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

    In addition, during 1996, the Company repurchased $2.1 million of common stock from employees and certain former executive officers under separation agreements with the officers and employees. The Company purchased an additional $85,000 of stock in January 1997 as the last required purchases under the agreements. See Note 8 of Notes to Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report...............................................................................          13

Consolidated Financial Statements:

  Statements of Operations for the years ended December 31, 1996, 1995 and 1994............................          14

  Balance Sheets as of December 31, 1996 and 1995..........................................................          15

  Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994..................          16

  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994............................          17

Notes to Consolidated Financial Statements.................................................................          18

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

                                          KPMG Peat Marwick LLP

Kansas City, Missouri
March 28, 1997

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                          1996           1995           1994
                                                                     --------------  -------------  -------------
Revenues:
  Service fees.....................................................  $  104,602,376  $  85,025,204  $  48,100,395
  Premiums earned and other income.................................       4,308,467        700,910      2,202,499
  Investment income................................................       2,255,324      2,162,613      1,396,713
                                                                     --------------  -------------  -------------
    Total revenues.................................................     111,166,167     87,888,727     51,699,607
Expenses:
  Agent commissions and other direct costs.........................      71,082,490     52,611,960     30,475,468
  Losses incurred and other expenses...............................       2,420,666     (2,012,311)     1,427,218
  General and administrative expenses..............................      33,698,919     28,885,688     11,525,930
  Restructuring and non-core expenses..............................       6,509,628       --             --
  Legal matters....................................................       7,458,044       --             --
  Interest expense.................................................       1,477,595        858,640        394,167
                                                                     --------------  -------------  -------------
    Total expenses.................................................     122,647,342     80,343,977     43,822,783
                                                                     --------------  -------------  -------------
  (Loss) income before income taxes and minority interest..........     (11,481,175)     7,544,750      7,876,824
    Income tax benefit (expense)...................................       3,345,732     (2,942,452)    (2,273,435)
    Minority interest..............................................         (67,227)      (306,987)      (279,819)
                                                                     --------------  -------------  -------------
  Net (loss) income................................................      (8,202,670)     4,295,311      5,323,570
    Redeemable preferred stock dividend............................        (238,889)      --             --
                                                                     --------------  -------------  -------------
  Net (loss) income attributable to common stock...................  $   (8,441,559) $   4,295,311  $   5,323,570
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Pro forma data (see Note 7):
  Historic net income..............................................  $     --        $    --        $   5,323,570
  Pro forma provision for income taxes.............................        --             --             (280,975)
                                                                     --------------  -------------  -------------
  Pro forma net income.............................................  $     --        $    --        $   5,042,595
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Pro forma net income per common share..............................  $     --        $    --        $        0.91
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Net (loss) income per common share.................................  $        (1.04) $         .51  $    --
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Weighted average common shares outstanding.........................       8,108,600      8,352,837      5,562,374
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                                                        1996            1995
                                                                                   --------------  --------------
                                                     ASSETS
Investments:
  Fixed maturities, held to maturity.............................................  $    1,308,439  $    2,311,177
  Fixed maturities, available for sale...........................................       5,199,708       5,838,391
  Equity securities, available for sale..........................................        --             1,757,540
                                                                                   --------------  --------------
    Total investments............................................................       6,508,147       9,907,108
Cash and cash equivalents--corporate funds.......................................       8,635,308       6,315,417
Cash and cash equivalents--restricted funds......................................       7,496,818         665,153
Premiums receivable, net.........................................................      57,536,838      60,944,012
Underwriting gain receivable.....................................................      14,317,285      12,926,642
Reinsurance balances recoverable.................................................      32,625,869      31,779,006
Property and equipment, net......................................................       5,242,447      11,687,066
Intangible assets, net...........................................................       9,857,238      10,528,630
Income tax recoverable...........................................................       4,949,064       5,434,737
Deferred tax asset...............................................................       1,861,640        --
Other assets.....................................................................       9,898,474       3,277,131
                                                                                   --------------  --------------
                                                                                   $  158,929,128  $  153,464,902
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Premiums payable.................................................................  $   29,504,825  $    6,336,084
Commissions payable..............................................................      16,239,692      14,142,811
Underwriting gain payable........................................................       1,216,780       4,512,961
Deferred tax liability...........................................................        --             1,244,852
Accounts payable and accrued liabilities.........................................      12,253,886       4,259,312
Reinsurance balances payable.....................................................      17,010,461      17,787,551
Loss reserves....................................................................      32,147,342      21,726,157
Deferred service fees............................................................       3,513,445       2,678,871
Notes payable to bank............................................................        --            32,245,539
Long-term debt...................................................................       3,290,672       4,188,540
                                                                                   --------------  --------------
                                                                                      115,177,103     109,122,678
Redeemable preferred stock.......................................................      10,000,000        --
Stockholders' equity
  Common stock (par value $.01): 40,000,000 shares authorized; 7,970,251 and
    8,172,581 shares issued and outstanding at December 31, 1996 and December 31,
    1995, respectively...........................................................          79,702          81,726
  Paid-in capital................................................................      36,729,115      38,244,567
  Accumulated (deficit)/retained earnings........................................      (3,086,499)      5,881,973
  Unrealized appreciation of fixed maturity and equity investments, net of
    taxes........................................................................          54,707         208,958
  Unearned compensation..........................................................         (25,000)        (75,000)
                                                                                   --------------  --------------
    Total stockholders' equity...................................................      33,752,025      44,342,224
Commitments and contingencies (Notes 11, 13 and 16)..............................  $  158,929,128  $  153,464,902
                                                                                   --------------  --------------
                                                                                   --------------  --------------

          See accompanying notes to consolidated financial statements.

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                                                    UNREALIZED
                                                                                     ACCUMULATED   APPRECIATION
                                           COMMON STOCK                               (DEFICIT)    (DEPRECIATION)
                                      ----------------------   PAID-IN    INVESTED     RETAINED         OF          UNEARNED
                                       SHARES     PAR VALUE    CAPITAL     CAPITAL     EARNINGS     INVESTMENTS   COMPENSATION
                                      ---------  -----------  ----------  ---------  ------------  -------------  -------------
Balances, December 31, 1993.........     --       $  --       $   --      $ 643,191   $1,316,812     $  --          $  --
  Net income........................     --          --           --         --        5,323,570        --             --
  Net contributions.................     --          --           --         29,130       --            --             --
  Reorganization....................  3,570,000      35,700    5,338,099   (672,321)  (4,701,478)       --             --
  Change in unrealized appreciation
    (depreciation) of fixed maturity
    investments, net of taxes.......     --          --           --         --           --           (71,734)        --
  Dividends and distributions.......     --          --       (4,140,000)    --           --            --             --
  Issuance of common stock, net of
    offering costs of $4,584,618....  4,180,748      41,807   35,829,186     --           --            --             --
  Issuance of restricted stock......     20,000         200      149,800     --           --            --           (150,000)
  Restricted stock compensation
    earned..........................     --          --           --         --           --            --             25,000
                                      ---------  -----------  ----------  ---------  ------------  -------------  -------------
Balances, December 31, 1994.........  7,770,748      77,707   37,177,085     --        1,938,904       (71,734)      (125,000)
  Restatement for immaterial pooling
    of interests....................    316,500       3,166       20,835     --         (352,242)       --             --
                                      ---------  -----------  ----------  ---------  ------------  -------------  -------------
Balances, December 31, 1994, as
  restated..........................  8,087,248      80,873   37,197,920     --        1,586,662       (71,734)      (125,000)
  Net income........................     --          --           --         --        4,295,311        --             --
  Issuance of common stock in
    conjunction with acquisition....     46,933         469      759,031     --           --            --             --
  Exercise of stock options.........     38,400         384      287,616     --           --            --             --
  Restricted stock compensation
    earned..........................     --          --           --         --           --            --             50,000
  Change in unrealized appreciation
    (depreciation) of fixed maturity
    and equity investments, net of
    taxes...........................     --          --           --         --           --           280,692         --
                                      ---------  -----------  ----------  ---------  ------------  -------------  -------------
Balances, December 31, 1995.........  8,172,581      81,726   38,244,567     --        5,881,973       208,958        (75,000)
  Net loss..........................     --          --           --         --       (8,202,670)       --             --
  Exercise of stock options.........      1,920          19       14,381     --           --            --             --
  Repurchase of common stock........   (204,250)     (2,043)  (1,529,833)    --         (526,913)       --             --
  Dividends paid on preferred
    stock...........................     --          --           --         --         (238,889)       --             --
  Restricted stock compensation
    earned..........................     --          --           --         --           --            --             50,000
  Change in unrealized appreciation
    (depreciation) of fixed maturity
    and equity investments, net of
    taxes...........................     --          --           --         --           --          (154,251)        --
                                      ---------  -----------  ----------  ---------  ------------  -------------  -------------
Balances, December 31, 1996.........  7,970,251   $  79,702   $36,729,115 $  --       $(3,086,499)   $  54,707      $ (25,000)
                                      ---------  -----------  ----------  ---------  ------------  -------------  -------------
                                      ---------  -----------  ----------  ---------  ------------  -------------  -------------


                                         TOTAL
                                      STOCKHOLDERS'
                                         EQUITY
                                      ------------
Balances, December 31, 1993.........   $1,960,003
  Net income........................    5,323,570
  Net contributions.................       29,130
  Reorganization....................       --
  Change in unrealized appreciation
    (depreciation) of fixed maturity
    investments, net of taxes.......      (71,734)
  Dividends and distributions.......   (4,140,000)
  Issuance of common stock, net of
    offering costs of $4,584,618....   35,870,993
  Issuance of restricted stock......       --
  Restricted stock compensation
    earned..........................       25,000
                                      ------------
Balances, December 31, 1994.........   38,996,962
  Restatement for immaterial pooling
    of interests....................     (328,241)
                                      ------------
Balances, December 31, 1994, as
  restated..........................   38,668,721
  Net income........................    4,295,311
  Issuance of common stock in
    conjunction with acquisition....      759,500
  Exercise of stock options.........      288,000
  Restricted stock compensation
    earned..........................       50,000
  Change in unrealized appreciation
    (depreciation) of fixed maturity
    and equity investments, net of
    taxes...........................      280,692
                                      ------------
Balances, December 31, 1995.........   44,342,224
  Net loss..........................   (8,202,670)
  Exercise of stock options.........       14,400
  Repurchase of common stock........   (2,058,789)
  Dividends paid on preferred
    stock...........................     (238,889)
  Restricted stock compensation
    earned..........................       50,000
  Change in unrealized appreciation
    (depreciation) of fixed maturity
    and equity investments, net of
    taxes...........................     (154,251)
                                      ------------
Balances, December 31, 1996.........   $33,752,025
                                      ------------
                                      ------------

          See accompanying notes to consolidated financial statements.

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                            1996          1995          1994
                                                                        ------------  ------------  ------------
OPERATING ACTIVITIES:
  Net (loss) income...................................................  $ (8,202,670) $  4,295,311  $  5,323,570
  Adjustments to reconcile net (loss) income to net cash provided
    (used) by operating activities:
  Depreciation........................................................     1,758,218     1,249,632       485,046
  Amortization........................................................     1,583,216     1,165,840       550,385
  Deferred taxes......................................................    (3,006,769)      835,679       275,534
  Gain on sale of securities available for sale.......................      (435,557)     (371,237)      --
  Loss on restructuring charges.......................................     3,292,217       --            --
  Other changes, net of effect from acquisitions:
    Cash and cash equivalents, restricted funds.......................    (6,831,665)     (665,153)      --
    Premiums receivable, net..........................................     3,407,174    59,074,738   (25,564,731)
    Premiums payable..................................................     2,369,733   (57,518,081)   14,010,143
    Underwriting gain receivable/payable..............................    (4,686,823)   (5,413,681)   (3,000,000)
    Commissions payable...............................................     2,096,881    (5,748,128)    4,261,797
    Loss reserves.....................................................    10,421,185   (35,548,868)    5,609,411
    Reinsurance balances recoverable..................................      (846,863)   14,485,003    (4,279,105)
    Reinsurance balances payable......................................      (777,090)   13,508,446     4,279,105
    Accounts payable and accrued liabilities..........................     7,994,577     1,194,787       659,361
    Income taxes......................................................       485,613    (6,643,277)      287,605
    Other.............................................................    (3,230,408)      114,835        (2,010)
                                                                        ------------  ------------  ------------
Net cash provided (used) by operating activities......................     5,390,969   (15,984,154)    2,896,111

INVESTING ACTIVITIES:
  Change in company financed premiums.................................    20,799,008     5,504,598   (15,233,082)
  Purchase of securities--available for sale..........................    (3,653,116)  (11,865,698)  (11,203,397)
  Purchase of securities--held to maturity............................       --            --         (2,313,240)
  Proceeds from sales and maturities of securities--available for
    sale..............................................................     6,271,260    19,397,918        35,000
  Proceeds from maturities of securities--held to maturity............     1,000,000       --            --
  Sale of assets held for sale........................................     1,430,000       --            --
  Purchases of intangible assets, including sales of assets,
    acquisitions of businesses, net of cash received..................    (1,124,331)   (6,215,541)   (2,140,338)
  Purchases of property and equipment.................................    (2,367,215)   (6,122,241)   (6,413,749)
                                                                        ------------  ------------  ------------
Net cash provided (used) by investing activities......................    22,355,606       699,036   (37,268,806)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..............................        14,400       288,000    35,870,993
  Repurchase of common stock..........................................    (2,058,788)      --            --
  Preferred stock transactions........................................    10,000,000       --         (3,529,819)
  Change in notes payable to bank.....................................   (32,245,539)   18,193,539     5,052,000
  Proceeds from issuance of long-term debt............................        30,264     2,350,864     1,731,511
  Repayment of long-term debt.........................................      (928,132)   (2,207,231)   (1,053,568)
  Dividends and other distributions...................................      (238,889)      --         (3,957,072)
                                                                        ------------  ------------  ------------
Net cash (used) provided by financing activities......................   (25,426,684)   18,625,172    34,114,045
  Net change in cash and cash equivalents--corporate funds............     2,319,891     3,340,054      (258,650)
Cash and cash equivalents--corporate funds beginning in year..........     6,315,417     2,975,363     3,234,013
                                                                        ------------  ------------  ------------
Cash and cash equivalents--corporate funds end of year................  $  8,635,308  $  6,315,417  $  2,975,363
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

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

    REVENUE RECOGNITION

    For multi-peril crop insurance, service fees are recognized based on estimates of premium as of the sales closing date which is when coverage for a crop must be applied for or renewed by the policyholder and when substantially all required services, except for loss adjusting relating to placing the insurance have been rendered. Actual premiums billed, which are based on actual planted acreage, may vary from the original estimates made at the sales closing date. The resulting adjustments are reflected in operations in the periods in which they are determined. For crop hail insurance, service fees are recognized when the insurance coverage is accepted by the insurance company, which is concurrent with the completion of substantially all services required by the Company. Direct costs such as agent commissions are recognized at the time service fees are recognized.

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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company is entitled to additional income on certain business written for or reinsured with third-party insurance companies based on specified loss experience. This additional income is recognized as income when a reasonable estimate can be made. The Company recognized $10.9 million, $9.1 million and $3.1 million for the years ended 1996, 1995 and 1994, respectively, under certain of these profit sharing provisions.

    LOSS RESERVES

    Loss reserves are based upon estimates for losses reported and estimates for losses incurred but not yet reported. The estimate of losses incurred but not yet reported, includes a provision for losses on multi-peril and crop hail insurance based on the ultimate anticipated underwriting gain or loss by crop year. Reinsurance recoverable is recorded at the same time for the portion of losses not retained by the Company.

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

    DEFERRED SERVICE FEES

    Deferred service fees which are initially established at sales closing date represent management's estimate of such amounts needed for all Company loss adjusting costs to settle claims incurred or to be incurred on policies for which revenue has been recognized plus a provision for related gross profit. The estimated deferred service fees are continuously reviewed and variances, if any, in estimated versus actual amounts are reflected in current operations.

    ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES

    Under its agreements with third-party insurance companies, the Company is generally responsible for billing and collecting premiums due from the insureds. To the extent that premiums are not collected, the Company is responsible for the uncollected balance. An allowance for uncollectible receivables has been provided based on historical experience and management's best estimate. The allowance was $3.1 million and $1.3 million at December 31, 1996 and 1995, respectively. See note 19.

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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Realized gains or losses on sales of investments are determined on the specific-identification method and are included in investment income. Investment income is recognized as earned and includes the accretion of bond discount and amortization of bond premium.

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

Software development costs...................................  3 years
Contract rights..............................................  3 to 15 years
Non-compete agreements.......................................  3 to 5 years
Management and services agreements...........................  15 to 20 years
Insurance licenses...........................................  20 years
Other........................................................  5 to 15 years

    The Company assesses the recoverability of its intangible assets whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows may not be sufficient to support the recorded intangible assets. To the extent the carrying value is in excess of the recoverable value, the assets are written down to their estimated net realizable value. There have been no significant write-downs of intangible assets during 1996, 1995 or 1994.

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

    INCOME TAXES

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Amounts attributable to the Company's current year tax return are reflected as current income taxes.

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

    STATEMENTS OF CASH FLOWS

    Cash and cash equivalents include corporate funds and include highly liquid debt instruments with original maturities of three months or less.

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

    PREMIUM TRUST FUNDS

    Premiums collected from insureds but not yet remitted to insurance carriers are restricted as to use by laws in certain states in which the Company operates. These amounts are reported in the accompanying consolidated balance sheets as "Cash and cash equivalents--restricted funds."

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(3) INVESTMENTS

    The amortized cost, gross unrealized appreciation and depreciation, and estimated market value of investments in fixed maturity and equity investments are as follows:

    DECEMBER 31, 1996

                                                                             GROSS         GROSS       ESTIMATED
                                                             AMORTIZED     UNREALIZED    UNREALIZED      MARKET
                                                                COST      APPRECIATION  DEPRECIATION     VALUE
                                                            ------------  ------------  ------------  ------------
Held to maturity:
  U.S. Treasury securities................................  $  1,308,439   $   40,158    $   --       $  1,348,597
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------
Available for sale:
  Obligations of states and political subdivisions........  $  5,110,698   $  105,116    $  (16,106)  $  5,199,708
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------

    DECEMBER 31, 1995

                                                                             GROSS         GROSS       ESTIMATED
                                                             AMORTIZED     UNREALIZED    UNREALIZED      MARKET
                                                                COST      APPRECIATION  DEPRECIATION     VALUE
                                                            ------------  ------------  ------------  ------------
Held to maturity:
  U.S. Treasury securities................................  $  2,311,177   $  106,395    $   --       $  2,417,572
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------
Available for sale:
  Obligations of states and political subdivisions........  $  5,630,639   $  184,060    $     (887)  $  5,813,812
  Corporate securities....................................        24,901       --              (322)        24,579
                                                            ------------  ------------  ------------  ------------
    Total.................................................  $  5,655,540   $  184,060    $   (1,209)  $  5,838,391
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------
Equity securities.........................................  $  1,597,865   $  159,675    $   --       $  1,757,540
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(3) INVESTMENTS (CONTINUED)

    The amortized cost and estimated market value of investments in fixed maturities are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                        DECEMBER 31, 1996
                                                                    --------------------------
                                                                                   ESTIMATED
                                                                     AMORTIZED       MARKET
                                                                        COST         VALUE
                                                                    ------------  ------------
Held to maturity:
  Due in 1 year or less...........................................  $    --       $    --
  Due after 1 year through 5 years................................       400,209       403,876
  Due after 5 years through 10 years..............................       --            --
  Due after 10 years..............................................       908,230       944,721
                                                                    ------------  ------------
                                                                    $  1,308,439  $  1,348,597
                                                                    ------------  ------------
                                                                    ------------  ------------

                                                                        DECEMBER 31, 1996
                                                                    --------------------------
                                                                                   ESTIMATED
                                                                     AMORTIZED       MARKET
                                                                        COST         VALUE
                                                                    ------------  ------------
Available for sale:
  Due in 1 year or less...........................................  $     50,284  $     50,686
  Due after 1 year through 5 years................................     1,997,337     2,027,157
  Due after 5 years through 10 years..............................     1,495,515     1,535,449
  Due after 10 years..............................................     1,567,562     1,586,416
                                                                    ------------  ------------
                                                                    $  5,110,698  $  5,199,708
                                                                    ------------  ------------
                                                                    ------------  ------------

    At December 31, 1996, Plains and Dawson had fixed maturities with a carrying value of $3.5 million on deposit with various regulatory agencies, as required by law.

    The following is a summary of investment income for the years ended December 31, 1996, 1995 and 1994:

                                                          1996          1995          1994
                                                      ------------  ------------  ------------
Fixed maturity investments..........................  $    492,654  $    709,922  $    151,870
Equity investments..................................        32,298        27,681       --
Premium finance.....................................     1,134,603       899,347       945,923
Loss on 50% or less owned companies.................      (257,938)     (114,245)      --
Other, including realized gains.....................       853,707       639,908       298,920
                                                      ------------  ------------  ------------
                                                      $  2,255,324  $  2,162,613  $  1,396,713
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(3) INVESTMENTS (CONTINUED)
    Proceeds from the sale of available-for-sale securities and gross realized gains and losses were as follows for the years ended December 31, 1996, 1995, and 1994:

                                                              1996          1995        1994
                                                          ------------  ------------  ---------
Proceeds................................................  $  6,136,261  $  9,227,684  $  --
Gross realized gains....................................       582,925       412,467     --
Gross realized losses...................................      (101,111)      (41,230)    --

(4)  INTANGIBLE ASSETS

    Intangible assets are summarized as follows:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Contract rights................................................  $   7,430,952  $   7,430,952
Software development costs.....................................      1,293,363        943,319
Non-compete agreements.........................................        590,000        590,000
Management and services agreements.............................        883,982        972,492
Insurance licenses.............................................      1,275,000      1,388,529
Other..........................................................      2,046,755      1,396,880
                                                                 -------------  -------------
                                                                    13,520,052     12,722,172
  Less accumulated amortization................................      3,662,814      2,193,542
                                                                 -------------  -------------
                                                                 $   9,857,238  $  10,528,630
                                                                 -------------  -------------
                                                                 -------------  -------------

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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(6)  LONG-TERM DEBT

    Long-term debt is summarized as follows:

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1996          1995
                                                                                        ------------  ------------
6.9% notes, payable in aggregate monthly installments of $14,443, including interest, through January 2015, secured by building and office equipment......................  $  1,734,155  $  1,780,488
9% note, payable in aggregate monthly installments of $24,910 through November 15,
  1999, secured by equipment..........................................................       754,370       973,497
Bank base rate plus 1% notes, payable in aggregate annual installments of $223,796,
  plus interest, through 1999; secured by crop insurance agency operations............       671,389       895,186
Various notes with interest rates ranging from 2.9% to 9.5%, payable on demand or in aggregate monthly installments of $13,161 including interest, maturing at various
  dates through December 15, 1998; secured by vehicles and office equipment...........       130,758       539,369
                                                                                        ------------  ------------
                                                                                        $  3,290,672  $  4,188,540
                                                                                        ------------  ------------
                                                                                        ------------  ------------

The aggregate maturities of long-term debt for the next five years are as follows:

YEARS ENDING DECEMBER 31,
----------------------------------------------------------------------------------
1997..............................................................................  $  636,955
1998..............................................................................     546,063
1999..............................................................................     533,195
2000..............................................................................      60,932
2001..............................................................................      65,296

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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(7) INCOME TAXES

    Income tax (benefit) expense consists of the following:

                                                             YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                         1996           1995          1994
                                                     -------------  ------------  ------------
Current:
  Federal..........................................  $    (260,261) $  1,650,050  $  1,617,185
  State............................................        (78,702)      456,723       380,716
Deferred:
  Federal..........................................     (2,325,694)      652,744       224,343
  State............................................       (681,075)      182,935        51,191
                                                     -------------  ------------  ------------
                                                     $  (3,345,732) $  2,942,452  $  2,273,435
                                                     -------------  ------------  ------------
                                                     -------------  ------------  ------------

    The following is a reconciliation between federal income tax (benefit) expense applicable to (loss) income before income taxes and minority interest and the amount computed at the statutory federal income tax rate of 34%.

                                                             YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                         1996           1995          1994
                                                     -------------  ------------  ------------
Federal income tax (benefit) expense at statutory
  rate.............................................  $  (3,903,600) $  2,565,215  $  2,678,120
S Corporation earnings prior to reorganization.....       --             --           (424,319)
Change in tax status...............................       --              21,165       172,787
Rehabilitation tax credit..........................       --             (52,217)     (264,000)
State taxes, net of federal benefit................       (501,453)      426,779       288,036
Tax exempt interest and dividends received.........        (88,010)     (170,502)      --
Non-deductible payments............................        760,747       --            --
Other, net.........................................        386,584       152,012      (177,189)
                                                     -------------  ------------  ------------
                                                     $  (3,345,732) $  2,942,452  $  2,273,435
                                                     -------------  ------------  ------------
                                                     -------------  ------------  ------------

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(7) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1996           1995
                                                                  -------------  -------------
Deferred tax assets:
  Allowance for doubtful accounts...............................  $   1,215,049  $     434,392
  Asset write downs.............................................        717,430       --
  Nondeductible reserves........................................        973,683        120,677
  Other.........................................................        172,850        107,230
                                                                  -------------  -------------
                                                                      3,079,012        662,299
                                                                  -------------  -------------
Deferred tax liabilities:
  Differences in depreciation and amortization..................     (1,137,323)    (1,294,877)
  Unrealized appreciation of investments........................        (33,847)      (133,566)
  Difference in revenue recognition.............................       --             (363,441)
  Change in tax status..........................................        (46,202)      (115,267)
                                                                  -------------  -------------
                                                                     (1,217,372)    (1,907,151)
                                                                  -------------  -------------
    Net deferred tax asset (liability)..........................  $   1,861,640  $  (1,244,852)
                                                                  -------------  -------------
                                                                  -------------  -------------

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

    The following unaudited pro forma information provides a summary of income taxes as if the Company had been subject to federal and state income taxes for the year ended December 31, 1994 prior to the termination of the S Corporation status:

Federal tax expense...............................................  $ 251,532
State taxes, net of federal benefit...............................     29,443
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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(8) STOCKHOLDERS' EQUITY (CONTINUED)

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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(9) STOCK OPTION AND OTHER INCENTIVE PLANS (CONTINUED)
    A total of 1,500,000 shares of common stock have been reserved for the granting of awards under the Incentive Plan. The Incentive Plan is administered by a Committee of the Board of Directors.

    Under the terms of the Incentive Plan, the exercise price determined by the Committee, of any stock option may not be less than 100% of the fair market value on the date of grant. The options vest in periods of three to five years. Following is a summary of the stock option activity:

                                                                  NUMBER OF     OPTION PRICE
                                                                OPTION SHARES    PER SHARE
                                                                -------------  --------------
Outstanding, January 1, 1994..................................       --        $     --
  Granted.....................................................       743,900     7.50 - 25.00
  Forfeited...................................................       (10,000)            7.50
  Exercised...................................................       --              --
                                                                -------------  --------------
Outstanding, December 31, 1994................................       733,900     7.50 - 25.00
  Granted.....................................................       181,750    12.63 - 26.75
  Forfeited...................................................        (5,060)            7.50
  Exercised...................................................       (38,400)            7.50
                                                                -------------  --------------
Outstanding, December 31, 1995................................       872,190     7.50 - 26.75
  Granted.....................................................       299,710     8.50 - 11.00
  Forfeited...................................................       (97,899)    7.50 - 19.50
  Exercised...................................................        (1,920)            7.50
                                                                -------------  --------------
Outstanding, December 31, 1996................................     1,072,081     7.50 - 19.50
                                                                -------------  --------------
                                                                -------------  --------------
Exercisable, December 31, 1996................................       578,801     7.50 - 26.75
                                                                -------------  --------------
                                                                -------------  --------------

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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(9) STOCK OPTION AND OTHER INCENTIVE PLANS (CONTINUED)

    The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.23 and $8.43 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
1996--expected dividend yield 0%, risk-free interest rate of 8.0%, expected volatility factor of 30%, and an expected life of 6 years; 1995--expected dividend yield 0%, risk-free interest rate of 8.0%, expected volatility factor of 30%, and an expected life of 6 years.

    Since the Company applies APB Opinion No. 25 in accounting for its plan, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net
(loss) income per share for 1996 and 1995 would have been ($1.11)and $.48 per share, respectively. Pro forma net income reflects only options granted in 1996 and 1995. Compensation cost for options granted prior to January 1, 1995 is not considered.

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

(10) STATUTORY ACCOUNTING PRACTICES

    Plains and Dawson are domiciled in Kansas and North Dakota, respectively, and prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(10) STATUTORY ACCOUNTING PRACTICES (CONTINUED)
Kansas and North Dakota Insurance Departments, respectively. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. Plains and Dawson have no significant permitted accounting practices that vary from prescribed accounting practices, except as noted below.

    Stockholder's equity and net income, as reported to the domiciled state insurance departments in accordance with its prescribed or permitted statutory accounting practices, for the Company's insurance subsidiaries, are summarized as follows:

                                                                          DECEMBER 31,
                                                                   --------------------------
                                                                       1996          1995
                                                                   ------------  ------------
Stockholder's equity:
  Plains.........................................................  $  7,134,453   $7,447,433
  Dawson.........................................................     8,806,867    8,204,035

                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                            1996          1995         1994
                                                        ------------  ------------  ----------
Net income:
  Plains..............................................  $    187,020  $    375,152  $  262,131
  Dawson..............................................     1,053,259     2,793,067      --

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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

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

    The effect of these reinsurance transactions on premiums earned and losses incurred are as follows:

    YEAR ENDED DECEMBER 31, 1996

                                                                            LINE OF BUSINESS
                                                      ------------------------------------------------------------
                                                       MULTI-PERIL      CROP HAIL        OTHER          TOTAL
                                                      --------------  --------------  -----------  ---------------
Premiums earned:
  Direct............................................  $   79,090,253  $   29,909,731  $   793,820  $   109,793,804
  Assumed...........................................       8,624,632        --            --             8,624,632
  Ceded.............................................     (87,714,885)    (27,554,476)    (642,377)    (115,911,738)
                                                      --------------  --------------  -----------  ---------------
    Net.............................................  $     --        $    2,355,255  $   151,443  $     2,506,698
                                                      --------------  --------------  -----------  ---------------
                                                      --------------  --------------  -----------  ---------------

                                                                            LINE OF BUSINESS
                                                      ------------------------------------------------------------
                                                       MULTI-PERIL      CROP HAIL        OTHER          TOTAL
                                                      --------------  --------------  -----------  ---------------
Losses incurred:
  Direct............................................  $   73,829,342  $   18,325,770  $   585,158  $    92,740,270
  Assumed...........................................      15,157,666        --            --            15,157,666
  Ceded.............................................     (88,987,008)    (17,137,583)    (469,401)    (106,593,992)
                                                      --------------  --------------  -----------  ---------------
    Net.............................................  $     --        $    1,188,187  $   115,757  $     1,303,944
                                                      --------------  --------------  -----------  ---------------
                                                      --------------  --------------  -----------  ---------------

    YEAR ENDED DECEMBER 31, 1995

                                                                            LINE OF BUSINESS
                                                      ------------------------------------------------------------
                                                       MULTI-PERIL      CROP HAIL        OTHER          TOTAL
                                                      --------------  --------------  -----------  ---------------
Premiums earned:
  Direct............................................  $   20,754,807  $    7,704,421  $   204,320  $    28,663,548
  Decrease in estimate made subsequent to Dawson
    acquisition.....................................        (754,519)       --            --              (754,519)
  Assumed...........................................       6,730,063       6,311,616      --            13,041,679
  Ceded.............................................     (27,211,238)    (13,748,473)    (172,837)     (41,132,548)
                                                      --------------  --------------  -----------  ---------------
    Net.............................................  $     (480,887) $      267,564  $    31,483  $      (181,840)
                                                      --------------  --------------  -----------  ---------------
                                                      --------------  --------------  -----------  ---------------

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(11) REINSURANCE (CONTINUED)

                                                                            LINE OF BUSINESS
                                                        ---------------------------------------------------------
                                                         MULTI-PERIL      CROP HAIL      OTHER         TOTAL
                                                        --------------  -------------  ----------  --------------
Losses incurred:
  Direct..............................................  $   16,818,192  $   3,333,423  $   78,752  $   20,230,367
  Decrease in estimate made subsequent to Dawson
    acquisition.......................................      (3,829,691)      --            --          (3,829,691)
  Assumed.............................................       6,730,063      3,996,560      --          10,726,623
  Ceded...............................................     (21,990,215)    (7,395,354)    (63,171)    (29,448,740)
                                                        --------------  -------------  ----------  --------------
    Net...............................................  $   (2,271,651) $     (65,371) $   15,581  $   (2,321,441)
                                                        --------------  -------------  ----------  --------------
                                                        --------------  -------------  ----------  --------------

    YEAR ENDED DECEMBER 31, 1994

                                                                            LINE OF BUSINESS
                                                        ---------------------------------------------------------
                                                         MULTI-PERIL      CROP HAIL      OTHER         TOTAL
                                                        --------------  -------------  ----------  --------------
Premiums earned:
  Direct..............................................  $    4,529,509  $   5,905,422  $      438  $   10,435,369
  Ceded...............................................       3,199,208      5,905,422         350       9,104,980
                                                        --------------  -------------  ----------  --------------
    Net...............................................  $    1,330,301  $    --        $       88  $    1,330,389
                                                        --------------  -------------  ----------  --------------
                                                        --------------  -------------  ----------  --------------

                                                                            LINE OF BUSINESS
                                                        ---------------------------------------------------------
                                                         MULTI-PERIL      CROP HAIL      OTHER         TOTAL
                                                        --------------  -------------  ----------  --------------
Losses incurred:
------------------------------------------------------
  Direct..............................................  $    4,529,509  $   3,206,714  $   --      $    7,736,223
  Ceded...............................................       3,199,208      3,206,714      --           6,405,922
                                                        --------------  -------------  ----------  --------------
    Net...............................................  $    1,330,301  $    --        $   --      $    1,330,301
                                                        --------------  -------------  ----------  --------------
                                                        --------------  -------------  ----------  --------------

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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

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

    Cash, short-term investments and accrued investment income and notes payable to bank--these financial instruments are short-term in nature; therefore, the carrying value and fair value are approximately the same.

    Fixed maturity and equity securities--fair value for fixed maturity and equity securities are based on quoted market prices from major pricing services, where available; for securities that are not actively traded, estimated fair values are based on values of issues of comparable yield and quality.

    Debt--the fair values are based on the interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

    The following are the estimated fair values of the Company's financial instruments:

                                                                             DECEMBER 31,
                                                      ----------------------------------------------------------
                                                                  1996                          1995
                                                      ----------------------------  ----------------------------
                                                        CARRYING         FAIR         CARRYING         FAIR
                                                         AMOUNT          VALUE         AMOUNT          VALUE
                                                      -------------  -------------  -------------  -------------
Financial assets:
  Fixed maturity securities.........................  $   6,508,147  $   6,548,305  $   8,149,568  $   8,255,963
  Equity securities.................................       --             --            1,757,540      1,757,540
  Cash and cash equivalents.........................     16,132,126     16,132,126      6,980,570      6,980,570

Financial liabilities:
  Notes payable to bank.............................       --             --           32,245,539     32,245,539
  Debt..............................................      3,290,672      3,187,694      4,188,540      4,019,315

    The Company does not have derivative financial instruments.

(13) COMMITMENTS

    The Company has several operating leases for office space that expire at various dates over the next five years. Total rental expense was $1,079,042, $767,253, and $391,818 for the years ended December 31, 1996, 1995, and 1994, respectively.

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(13) COMMITMENTS (CONTINUED)
    Future minimum lease payments under noncancelable operating leases for the next five years are as follows:

                                                     AGGREGATE                      NET
                                                      MINIMUM       SUBLEASE      MINIMUM
YEARS ENDING DECEMBER 31,                          LEASE PAYMENTS   PAYMENTS   LEASE PAYMENTS
-------------------------------------------------  --------------  ----------  --------------
1997.............................................   $  1,280,555   $  (92,145)  $  1,118,410
1998.............................................      1,163,476      (83,520)     1,079,956
1999.............................................        985,608      (20,880)       964,728
2000.............................................        911,370       --            911,370
2001.............................................        721,591       --            721,591

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

    INSURANCE COMPANIES

    In connection with the marketing and servicing of multi-peril crop insurance, crop hail and other named peril insurance, a significant amount of the premiums serviced are underwritten by CNA and Fireman's Fund. During 1996, 1995 and 1994, 40.2%, 59.9%, and 84.5% respectively, of the Company's service fee revenues were derived from premiums underwritten by CNA and 21.0% and 11.6% of the Company's service fee revenues were derived from premiums underwritten by Fireman's Fund. No premiums were serviced by the Company for Fireman's Fund in 1994.

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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

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

    In conjunction with the Dawson acquisitions, the allocation of the purchase price consisted of the following:

Fair value of assets acquired, excluding intangible assets....  $118,968,335
Intangible assets.............................................    4,431,940
Liabilities assumed...........................................  115,549,195
                                                                -----------
  Total purchase price........................................  $ 7,851,080
                                                                -----------
                                                                -----------

    The following unaudited pro forma information represents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented below after giving effect to certain adjustments, including amortization of intangible assets acquired and related income tax effects.

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1995           1994
                                                                 -------------  -------------
Total revenues.................................................  $  97,932,000  $  68,255,000
Net income.....................................................      6,124,000      5,417,000
Net income per common share....................................            .73            .97
Weighted average common shares outstanding.....................      8,352,837      5,562,374

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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(15) ACQUISITIONS (CONTINUED)
    On October 14, 1994, the Company acquired Plains. The purchase price was approximately $3,800,000 of which $975,000 represented the value of Plains' licenses and $2,800,000 represented Plains' statutory capital and surplus at the date of closing. The acquisition was accounted for as a purchase and, accordingly, the consolidated statements of operations include Plains' results of operations since the date of acquisition. The consolidated results of operations would not have been materially different had this acquisition been completed on January 1, 1994.

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

    For the year ended December 31, 1996, the Company incurred approximately $4.0 million in expenses, primarily legal fees, in connection with indictments of the Company and certain of its former officers by the Independent Counsel appointed to investigate matters relating to former Secretary of Agriculture, Mike Espy. On January 21, 1997, the court accepted the Company's plea of NOLO CONTENDERE to two charges. Pursuant to an agreement with the Independent Counsel, the Company also agreed to pay a fine of $2.0 million. The settlement concludes matters between the Company and the I.C. The entire amount of the settlement which is not deductible for tax purposes has been accrued at December 31, 1996.

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

(17) RESTRUCTURING AND NON-CORE EXPENSES

    On March 28, 1996, the Company announced it would take steps to relocate its corporate headquarters and main office to Overland Park, Kansas. The relocation efforts began in April 1996 and were substantially completed by December 1996. In addition, as part of the Company's consolidation efforts and focus on improving the consistency of its financial performance and improving shareholder returns, management reviewed the Company's core operations which were the servicing of the multi-peril crop insurance and crop hail insurance business, and recorded restructuring charges related to write downs and losses on assets to be disposed of, loss on discontinuation of non-core operations, and contract termination

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(17) RESTRUCTURING AND NON-CORE EXPENSES (CONTINUED)

costs. These restructuring and non-core charges began in April 1996 and are expected to be completed by September 1997, which is when the Company expects it will complete its evaluation of each regional office location and complete implementation of its long-term business strategy.

    The following table provides a summary of these costs for the year ended December 31, 1996.

Relocation Costs................................................  $1,994,853
Write down on assets to be disposed of..........................  1,306,517
Loss on discontinuation of non-core operations..................  2,037,830
Contract termination costs......................................  1,076,427
Other...........................................................     94,001
                                                                  ---------
                                                                  $6,509,628
                                                                  ---------
                                                                  ---------

    Relocation costs consist of charges related specifically to the relocation of the Company's corporate headquarters and main office to Overland Park, Kansas. These costs include severance paid to employees not relocating and moving costs incurred by employees relocating, including closing and maintenance costs of employee homes and house hunting trips.

    Included in the write down on assets to be disposed of are charges related specifically to management's review and analysis of the anticipated net realizable value on certain assets which are currently held for sale. Management utilized appraisals or current market data, where available, to assist in the evaluation process. The planned disposals relate to management's assessment and realignment of the Company's focus on core operations and consist primarily of buildings, land, and retail software inventory.

    At December 31, 1996, the Company had $6.4 million recorded as assets to be disposed of which are included in other assets. The Company had recorded a valuation allowance of $1.8 million on the assets to be disposed of. The Company anticipates selling these assets over the next twelve months.

    Included in the loss on discontinuation of non-core operations are charges for severance costs and write downs of assets, primarily receivables, related to the elimination of certain non-core business operations which included a travel agency, graphic design division, employee leasing company, and an investment advisory firm. One million dollars of these charges are related to the Company's investment in and advances to Coelho Associates LLC, a joint venture between the Company, a former director of the Company, and other parties.

    Contract termination costs include charges related to the termination of certain consulting contracts, costs associated with the cancellation of certain leased facilities contracts and cancel rewrite fees associated with the dissolution of its MPCI agreement with CNA. Management reviewed certain consulting and employment contracts and as a result terminated certain agreements which were not part of the Company's continued core operations. As part of the relocation of the Company's corporate headquarters and main office, certain facilities were abandoned and the related costs associated with terminating or subleasing these facilities were accrued.

    At December 31, 1996, the Company had paid substantially all of the costs accrued relating to the relocation and contract termination costs.

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(17) RESTRUCTURING AND NON-CORE EXPENSES (CONTINUED)
    Management believes that cash generated from the sale of assets to be disposed of and continuing core operations will be adequate to cover the estimated cash requirements related to the relocation, restructuring and non-core expenses.

(18) QUARTERLY RESULTS

    In the fourth quarter of 1996, the Company revised certain amounts and recorded certain adjustments as a result of its review of estimates made on MPCI premiums and the related revenues and direct costs and its assessment of the adequacy of certain reserves and allowances. These amounts are summarized in the table below and are included in service fees or agent commissions and other direct costs for the year ended December 31, 1996.

Service fees:
Profit sharing revenue......................................  $ 4,214,000
Excess loss adjusting reimbursement.........................    1,283,000
Reductions for late acreage reporting.......................     (753,000)
Change in MPCI revenue estimate.............................     (427,000)
                                                              -----------
  Total increase to service fees............................  $ 4,317,000
                                                              -----------
                                                              -----------
Agent commissions and other direct costs:
Change in MPCI commission estimate..........................  $ 1,916,000
Roll bonuses on MPCI premiums...............................    1,040,000
Additional allowance for uncollectible receivables..........    2,025,000
Additional deferred service fees............................    1,222,000
                                                              -----------
  Total increase to agent commissions and other direct
    costs...................................................  $ 6,203,000
                                                              -----------
                                                              -----------

    Profit sharing revenue and excess loss adjusting reimbursement are generally recorded in the third and fourth quarter of the fiscal year, which is when the amounts can be reasonably estimated. In the third quarter, the Company estimated the ultimate underwriting gain and excess loss adjusting reimbursement based on actual losses incurred and estimated losses remaining to be incurred. In the fourth quarter, management reviewed this estimate and revised the estimate based on the development of the estimated losses.

    Certain commission amounts previously estimated were revised in the fourth quarter to reflect the Company's estimated and recorded commission obligation to its agents. Commissions are originally estimated in connection with the revenue and premium estimate. As the original estimate on premiums, revenues and direct costs developed, the amounts reflect the actual commission obligation. The increase in actual expenses as compared to estimated was primarily due to competitive pressures which forced the Company to pay higher than expected commissions and incentive (roll) fees to agents to retain and attract premiums.

    The charge to the allowance for doubtful accounts of $2.0 million was made in the fourth quarter as a result of management's ongoing review and analysis of the collectibility of outstanding receivables. The

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(18) QUARTERLY RESULTS (CONTINUED)
charge resulted from an increase in the volume of premium and policies serviced by the Company which increased the outstanding receivable and related allowance.

    In the fourth quarter the Company recorded $4.6 million of costs associated with settling legal matters as discussed in Note 16. In the fourth quarter the Company recorded $2.0 million of restructuring and non-core expenses, $1.5 million of which was related to the loss on discontinuation of non-core operations as discussed in Note 17.

(19) VALUATION AND QUALIFYING ACCOUNTS

    The Company's allowance for doubtful accounts is summarized as follows:

                                           BALANCE    ADDITIONS/  DEDUCTIONS/    BALANCE,
                                          JANUARY 1,  PROVISION   WRITE-OFFS   DECEMBER 31,
                                          ----------  ----------  -----------  ------------
1996....................................   1,320,000   3,700,000   (1,919,000)   3,101,000
1995....................................     614,000   1,330,000     (624,000)   1,320,000
1994....................................     205,000     412,000       (3,000)     614,000

    The Company's reserve for assets to be disposed of is summarized as follows:

                                           BALANCE    ADDITIONS/  DEDUCTIONS/    BALANCE,
                                          JANUARY 1,  PROVISION   WRITE-OFFS   DECEMBER 31,
                                          ----------  ----------  -----------  ------------
1996....................................      --       1,780,000      --         1,780,000
1995....................................      --          --          --            --
1994....................................      --          --          --            --

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth certain information concerning the directors and executive officers of the Company.

                                                                      BUSINESS EXPERIENCE DURING
NAME                                AGE                                  THE PAST FIVE YEARS
------------------------------      ---      ----------------------------------------------------------------------------
Lawrence T. Martinez..........          34   Chief Executive Officer and Director of the Company since August 1996 (term expires in 1997); Acting Chief Executive Officer from June 1996 to August
                                             1996; with the law firm of Dorsey & Whitney LLP from November 1990 to June
                                             1996.

Tony Cid......................          35   Senior Vice President of the Company since April 1994; held various positions with Continental from March 1989 to February 1994.

Raford S. Hargrove, Jr........          28   President of Crop Growers Software since October 1994; General Manager of
                                             Crop Growers Software from January 1991 to October 1994. Director of the
                                             Company from October 1994 to July 1996.

David E. Hill.................          34   Chief Financial Officer since December 1995; Secretary and Treasurer since
                                             May 1996; Chief Accounting Officer from March 1995 to December 1995; Vice
                                             President and Controller of Insurance Company Operations of the Company from
                                             September 1994 to March 1995; with the accounting firm of KPMG Peat Marwick
                                             LLP from 1985 to September 1994.

Robert N. Rousey..............          42   Chief Administrative Officer of the Company since August 1996; Director of
                                             Investor Relations of the Company from October 1995 to August 1996; Vice
                                             President of Marketing and Investor Relations with First Federal Savings
                                             Bank from November 1989 to October 1995.

Paul T. Horn..................          53   Chairman of the Board of Directors since the end of March 1996. Chief
                                             Operating Officer of R.D. Offutt Company, which provides a variety of agribusiness services and products to rural communities, since 1985;
                                             President, Chief Operating Officer and a Director of RDO Equipment Corp.,
                                             which owns and operates John Deere industrial and agricultural stores in the
                                             U.S. since August 1996; Director of Northern Grain Company, a regional grain elevator; Director since June 1994 (term expires 1999). (1)

John M. Meuschke..............          51   Senior Vice President of Fireman's Fund Insurance Company; has held various positions at Fireman's Fund since 1968. Director since July 1996 (term expires 1999). (2)

                                                                      BUSINESS EXPERIENCE DURING
NAME                                AGE                                  THE PAST FIVE YEARS
------------------------------      ---      ----------------------------------------------------------------------------
Manuel Sanchez................          52   Chief Executive Officer of Tower Health, a health maintenance organization, since February 1997; private law practice from May 1996 to February 1997;
                                             President and Chief Executive Officer of Gulf Atlantic Life Insurance
                                             Company from 1991 to May 1996; Director since June 1994 (term expires 1998).
                                             (3)

Thomas M. Vertin..............          50   Vice Chairman of the Board of Directors since the end of March 1996. Owner
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

------------------------

(1) Member of the Audit and Compensation Committee.

(2) Mr. Meuschke is a member of the Audit Committee. Mr. Meuschke was appointed to the board under the terms of an agreement between Fireman's Fund and the Company relating to Fireman's Fund purchase of $10 million of preferred stock in July 1996. See "Certain Relationships and Related Transactions."

(3) Member of the Stock Option Committee.

    Directors who are not officers of the Company receive $10,000 annually for serving on the Board of Directors, plus $500 for each Board meeting attended and $250 for each committee meeting attended in person. Directors are reimbursed for out-of-pocket expenses incurred in attending Board of Directors' and committee meetings. Non-employee directors are also compensated with annual stock option grants of 1,500 shares, execisable at fair market value on the date of grant and expiring five years after issuance. These options are granted at the time of election or reelection at the Company's annual meeting of shareholders.

    On May 29, 1996, Messrs. Horn and Vertin were each awarded one-time stock option grants of 75,000 and 65,000 shares, respectively, exercisable at $11 per share. The options were awarded in consideration of Messrs. Horn's and Vertin's duties as Chairman and Vice-Chairman of the Board, respectively.

    See "Certain Relationships and Related Transactions--Transactions with Tony Coelho" for description of certain relationships between the Company and Tony Coelho, a former director of the Company.

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

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM COMPENSATION
                                         ANNUAL COMPENSATION         --------------------------------
            NAME AND              ---------------------------------   RESTRICTED       SECURITIES      (1)ALL OTHER
       PRINCIPAL POSITION           YEAR       SALARY      BONUS     STOCK AWARDS  UNDERLYING OPTIONS  CONTRIBUTIONS
--------------------------------  ---------  ----------  ----------  ------------  ------------------  -------------
Lawrence T. Martinez(2)                1996  $  139,411  $   --           --              100,000           --
  Chief Executive Officer

David E. Hill                          1996     119,724      --           --               10,888       $     4,750
  Chief Financial Officer,             1995      96,531      --           --               --                 2,154
  Secretary and Treasurer              1994      20,458      30,000       --               10,000           --

Tony Cid                               1996     116,923      --           --               10,888             4,240
  Senior Vice President                1995      97,370      --           --               --                 2,000
                                       1994      68,358      55,000      150,000(3)         --              --

Richard A. Bartlett(4)                 1996     125,586      --           --               10,888             4,750
  President of Crop Growers            1995      87,564      --           --               --                 2,184
  Insurance, Inc.                      1994      65,000      30,000       --               10,000           --

Raford S. Hargrove, Jr.                1996     119,615      --           --                7,150             4,750
  President of Crop Growers            1995     103,675      --           --               10,000             3,962
  Software, Inc.                       1994      83,681      45,000       --               10,000             3,096

John J. Hemmingson(5)                  1996     156,923      --           --               27,638             4,750
  Former Chief Executive Officer       1995     298,919      --           --               --                 4,620
                                       1994     219,379     145,000       --              375,000             4,620

Gary A. Black(5)                       1996     108,461      --           --                9,422            26,385
  Former Executive Vice                1995     210,008      --           --               --                 4,620
  President                            1994     202,359      95,000       --               56,250             4,620

------------------------

(1) These amounts represent the Company's contributions to its 401(k) plan.

(2) Mr. Martinez was hired on May 31, 1996. See "Employment Agreements."

(3) Market value of shares of restricted stock as of the date of grant. The shares vest in equal annual installments of 33 1/3% commencing on June 23, 1995. At December 31, 1996, Mr. Cid had 6,666 shares of restricted stock that had not yet vested. At December 31, 1996, the market value of these shares was $46,662. No dividends have been paid by the Company with respect to these shares.

(4) Effective in March 1997, Mr. Bartlett's employment relationship with the Company ended.

(5) Messrs. Hemmingson and Black, resigned from the Company effective May 9 and May 30, 1996, respectively. Messrs. Hemmingson and Black were paid salaries through June 30, 1996 under the terms of their respective employment agreements, as amended. In connection with the Company's initial public offering in June 1994, the Company entered into employment agreements with Messrs. Hemmingson and Black each for a three year period ending June 22, 1997. Under the terms of the agreements, base salaries were adjusted annually based on the consumer price index and were subject to review for possible further increase by the Compensation Committee of the Board of Directors on an annual basis. The agreements also provided that Messrs. Hemmingson and Black would have the opportunity to earn incentive compensation under plans established by the Compensation Committee or the Board of Directors. The employment agreements also provided severance benefits in the event of termination of employment under certain circumstances. In the event of termination of employment other than for "cause" (as such term is defined in the agreements) or by voluntary resignation of the individual other than for "good reason" (as such term is defined in the agreements), in addition to compensation and benefits already earned, Messrs. Hemmingson and Black would be entitled to receive: (i) a cash payment equal to their then current base salary for the remainder of the contract term, or if greater, 12 months, (ii) immediate vesting of all outstanding options and (iii) continuation of health and life insurance benefits for the remainder of the contract terms or if greater, 12 months. In March 1996, the Company announced that Messrs. Hemmingson and Black would be granted leaves of absence effective no later than upon the hiring of a new Chief Executive Officer of the Company. Under the terms of the leave of absence agreements, Messrs. Hemmingson and Black would continue to receive their salaries and benefits in accordance with the terms of their employment agreements through the expiration of their agreements on June 22, 1997. Messrs. Hemmingson's and Black's leaves of absence commenced on May 30 and May 9, 1996, respectively. On September 23, 1996, the Company entered into separation agreements with each of Messrs. Hemmingson and Black. These agreements terminated the existing leave of absence agreements between the Company and each of Hemmingson and Black. Under these agreements, the Company did not pay Hemmingson or Black any severance amounts in addition to their base salaries, except that, in the case of Black, the Company paid Black an amount equal to $21,635 for his unused vacation and personal time as of June 30, 1996. See "Certain Relationships and Related Transactions--Stock Repurchases from Hemmingson and Black."

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

               OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1996

                                                      INDIVIDUAL GRANTS
                                                    ----------------------                  POTENTIAL REALIZABLE
                                                    % OF TOTAL                                VALUE AT ASSUMED
                                        NUMBER OF     OPTIONS                                 ANNUAL RATES OF
                                       SECURITIES   GRANTED TO   EXERCISE                       STOCK PRICE
                                       UNDERLYING    EMPLOYEES    OR BASE                       APPRECIATION
                                         OPTIONS     IN FISCAL     PRICE    EXPIRATION       FOR OPTION TERM(2)
NAME                                   GRANTED (1)   YEAR 1996   ($/SHARE)     DATE           5%           10%
-------------------------------------  -----------  -----------  ---------  -----------  ------------  ------------
Lawrence T. Martinez.................     100,000        33.4%   $  10.375     5/31/06   $  1,689,978  $  2,691,008
David E. Hill........................      10,888         3.6%      9.0625     3/26/06        160,727       255,931
Tony Cid.............................      10,888         3.6%      9.0625     3/26/06        160,727       255,931
Richard A. Bartlett..................      10,888         3.6%      9.0625     3/26/06        160,727       255,931
Raford S. Hargrove, Jr...............       7,150         2.4%      9.0625     3/26/06        105,547       168,066
John J. Hemmingson...................      27,638         9.2%      9.0625     3/26/06        407,987       649,651
Gary A. Black........................       9,422         3.2%      9.0625     3/26/06        139,086       221,471

------------------------

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

        AGGREGATED OPTION EXERCISES DURING YEAR ENDED DECEMBER 31, 1996
                 AND VALUE OF OPTIONS HELD AT DECEMBER 31, 1996

                                                                       NUMBER OF SECURITIES     (1)VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                                                                          OPTIONS HELD AT         HELD AT DECEMBER 31,
                                     SHARES ACQUIRED       VALUE         DECEMBER 31, 1996                1996
NAME                                   ON EXERCISE       REALIZED    (EXERCISABLE/UNEXERCISABLE) EXERCISABLE/UNEXERCISABLE)
---------------------------------  -------------------  -----------  -------------------------  ------------------------
Lawrence T. Martinez.............              --        $      --           20,000/ 80,000               -- / --
David E. Hill....................              --        $      --            5,000/ 15,888               -- / --
Tony Cid.........................              --        $      --               --/ 10,888               -- / --
Richard A. Bartlett..............              --        $      --            4,000/ 16,888               -- / --
Raford S. Hargrove, Jr...........              --        $      --            7,000/ 20,150               -- / --
John J. Hemmingson...............              --        $      --          237,500/165,138               -- / --
Gary A. Black....................              --        $      --           28,125/ 37,547               -- / --

------------------------

(1) At December 31, 1996, no unexercised options were in the money. The market value of the Common Stock at December 31, 1996 was $7.00 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    TRANSACTIONS WITH FIREMAN'S FUND

    In 1996 and 1995, 21.0% and 11.6%, respectively, of the Company's service fees were derived from premiums underwritten by Fireman's Fund, pursuant to a multi-peril crop insurance general agency agreement. Under the Company's agreements with Fireman's Fund, the Company receives all of the expense reimbursement payable by the federal government for servicing MPCI policies. In the Company's fiscal years ended December 31, 1996 and 1995, the Company received $17.9 million and $8.6 million, respectively, of expense reimbursement for the MPCI policies written by Fireman's Fund and serviced by the Company. In addition, under the terms of the parties MPCI arrangements, the Company received $4.1 million and $1.3 million in the Company's fiscal years ended December 31, 1996 and 1995 as their share of the underwriting gains on MPCI polices written by Fireman's Fund. The agreement with Fireman's Fund was negotiated prior to John Meuschke's, who serves as Fireman's Fund's designee on the Company's board of directors, service on the Company's board of directors. See "Executive Officers and Directors." On March 5, 1997, Fireman's Fund and the Company entered into a definitive agreement by which Fireman's Fund would acquire the Company in a cash merger at $10.25 per share. For a further description of the Company's business relationship with Fireman's Fund, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

    STOCK REPURCHASES FROM HEMMINGSON AND BLACK

    As part of the separation agreements between the Company and Hemmingson and Black, the Company agreed to purchase 68,000 and 64,000 shares of its common stock from Hemmingson and Black, respectively; at a price of approximately $9.88 per share (based on, among other factors, the market price of the stock on the date the agreement in principle was reached, and the termination of compensation and benefits to Hemmingson and Black). Additionally, the Company agreed to purchase up to an additional 8,000 and 4,000 shares of common stock monthly from each of Hemmingson and Black on the last day of August through December of 1996 at prices related to the then bid and asked price of the stock. Hemmingson and Black each exercised their options to sell the maximum number of shares to the Company during the period from August through December 1996. The aggregate purchase price paid to Hemmingson for the 40,000 shares of common stock was $289,567 and $144,783 for the 20,000 shares of common stock sold to the Company by Mr. Black. Additionally, Hemmingson agreed to reduce his ownership in the Company to less than 10% of the voting stock on an as converted basis by June 30, 1998. See "Executive Compensation--Summary Compensation Table."

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 24, 1997            CROP GROWERS CORPORATION

                                By               /s/ DAVID E. HILL
                                     ------------------------------------------
                                                   David E. Hill
                                              CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                        POSITION                  DATE
------------------------------  --------------------------  -------------------

              *                 Chief Executive Officer
------------------------------    (principal executive         June 24, 1997
     Lawrence T. Martinez         officer) and Director

      /s/ DAVID E. HILL         Chief Financial Officer
------------------------------    (principal financial and     June 24, 1997
        David E. Hill             accounting officer)

              *
------------------------------  Director                       June 24, 1997
         Paul T. Horn

              *
------------------------------  Director                       June 24, 1997
       John M. Meuschke

              *
------------------------------  Director                       June 24, 1997
        Manuel Sanchez

              *
------------------------------  Director                       June 24, 1997
       Thomas M. Vertin

      /s/ DAVID E. HILL
------------------------------  Attorney-in-Fact               June 24, 1997
      *By: David E. Hill