Form 10-K/A
period 1996-12-31
CROP GROWERS CORP
filed 1997-07-15
CIK 921584

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                 FORM 10-K/A-2


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


    SECURITIES CLASS ACTION. On February 28, 1997, the Company agreed to a settlement of the matter entitled IN RE CROP GROWERS SECURITIES LITIGATION (Civ. No. 95-58-GF-PGH) with members of the class consisting of purchasers of the Company's common stock during the period from February 15, 1995 to May 16, 1995. The complaint alleged, among other things, that the Company made false and misleading statements in publicly filed or disseminated documents to inflate artificially the price of its stock. Specifically, plaintiffs' primary allegation was that the Company's statements regarding the potential impact on the Company's premiums and earnings for 1995 due to the passage of legislation in the Fall of 1994 amending the MPCI program were false and misleading. Under the settlement, the Company has agreed to pay $2.5 million, $1.22 million of which is payable by the Company, with the remainder to be paid out under the terms of a directors' and officers' insurance policy. The $1.22 million has been accrued for at December 31, 1996. The settlement is subject to court approval.

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


    Also included in agent commissions and other direct costs in the year ended December 31, 1996 were $3.2 million in charges related to the Company's assessment of the adequacy of the allowance for uncollectible receivables. Approximately $2.0 million of this charge was recognized in the fourth quarter of 1996. These charges resulted from management's ongoing review and analysis of the collectibility of outstanding receivables which were recorded primarily during 1994, 1995 and 1996. The Company, through review of historical trends and analysis, evaluates the adequacy of its allowance each quarter and charges to the allowance are made at such date, if necessary, based on management's best estimate of collectibility of the then outstanding receivables. In determining the necessary allowance for uncollectible receivables at December 31, 1996, the Company considered (i) the historical collection experience of receivables, (ii) the collectibility of certain balances, and (iii) the growth in the volume of premiums serviced. The Company also considered that collection efforts during a portion of 1996 were not performed efficiently which increased the aging of the receivables. The Company believes that collection efforts have been refocused, but the increased agings have increased the Company's credit exposure on historical balances thus resulting in the need for a larger allowance. Additionally, the Company considered its decision to enforce the MPCI policy cancellation provisions for non-payment of premiums by the insured. During 1996, the Company implemented a policy whereby, virtually all uncollected policies were canceled. This policy change should allow the Company to more quickly determine potential uncollectible accounts. The short-term effect was additional collection efforts and an increase in the amount of uncollectible accounts. The long-term benefit is expected to be fewer bad debts related to ongoing policies serviced. The Company does not believe that the decision to enforce the policy cancellation provision will have a significant impact on its service fee revenues.


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


    LEGAL MATTERS. In the year ended December 31, 1996, the Company incurred approximately $4.0 million in expenses, primarily legal fees, in connection with indictments of the Company and certain of its former officers by the Independent Counsel appointed to investigate matters relating to former Secretary of Agriculture, Mike Espy. Included in this amount, are amounts advanced by the Company pursuant to indemnification agreements between the former officers and the Company for the defense of the case. In January 1997, the Company settled this matter and agreed to pay $2.0 million. This amount, which is not tax deductible, was accrued as an expense in 1996.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report...............................................................................          14

Consolidated Financial Statements:

  Statements of Operations for the years ended December 31, 1996, 1995 and 1994............................          15

  Balance Sheets as of December 31, 1996 and 1995..........................................................          16

  Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994..................          17

  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994............................          18

Notes to Consolidated Financial Statements.................................................................          19

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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                                                        1996            1995
                                                                                   --------------  --------------
                                                     ASSETS
Investments:
  Fixed maturities, held to maturity.............................................  $    1,308,439  $    2,311,177
  Fixed maturities, available for sale...........................................       5,199,708       5,838,391
  Equity securities, available for sale..........................................        --             1,757,540
                                                                                   --------------  --------------
    Total investments............................................................       6,508,147       9,907,108
Cash and cash equivalents--corporate funds.......................................       8,635,308       6,315,417
Cash and cash equivalents--restricted funds......................................       7,496,818         665,153
Premiums receivable, net.........................................................      57,536,838      60,944,012
Underwriting gain receivable.....................................................      14,317,285      12,926,642
Reinsurance balances recoverable.................................................      32,625,869      31,779,006
Property and equipment, net......................................................       5,242,447      11,687,066
Intangible assets, net...........................................................       9,857,238      10,528,630
Income tax recoverable...........................................................       4,949,064       5,434,737
Deferred tax asset...............................................................       1,861,640        --
Other assets.....................................................................       9,898,474       3,277,131
                                                                                   --------------  --------------
                                                                                   $  158,929,128  $  153,464,902
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Premiums payable.................................................................  $   29,504,825  $    6,336,084
Commissions payable..............................................................      16,239,692      14,142,811
Underwriting gain payable........................................................       1,216,780       4,512,961
Deferred tax liability...........................................................        --             1,244,852
Accounts payable and accrued liabilities.........................................      12,253,886       4,259,312
Reinsurance balances payable.....................................................      17,010,461      17,787,551
Loss reserves....................................................................      32,147,342      21,726,157
Deferred service fees............................................................       3,513,445       2,678,871
Notes payable to bank............................................................        --            32,245,539
Long-term debt...................................................................       3,290,672       4,188,540
                                                                                   --------------  --------------
                                                                                      115,177,103     109,122,678
Redeemable preferred stock.......................................................      10,000,000        --
Stockholders' equity
  Common stock (par value $.01): 40,000,000 shares authorized; 7,970,251 and
    8,172,581 shares issued and outstanding at December 31, 1996 and December 31,
    1995, respectively...........................................................          79,702          81,726
  Paid-in capital................................................................      36,729,115      38,244,567
  Accumulated (deficit)/retained earnings........................................      (3,086,499)      5,881,973
  Unrealized appreciation of fixed maturity and equity investments, net of
    taxes........................................................................          54,707         208,958
  Unearned compensation..........................................................         (25,000)        (75,000)
                                                                                   --------------  --------------
    Total stockholders' equity...................................................      33,752,025      44,342,224
Commitments and contingencies (Notes 11, 13 and 16)..............................
                                                                                   --------------  --------------
                                                                                   $  158,929,128  $  153,464,902
                                                                                   --------------  --------------
                                                                                   --------------  --------------

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

    The following table provides a summary of these costs for the year ended December 31, 1996.

Relocation Costs..................................  $  1,994,853
Write down on assets to be disposed of............     1,306,517
Loss on discontinuation of non-core operations....     2,037,830
Contract termination costs........................     1,076,427
Other.............................................        94,001
                                                    ------------
                                                    $  6,509,628
                                                    ------------
                                                    ------------

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


    Included in the loss on discontinuation of non-core operations are charges for severance costs and write downs of assets related to the elimination of certain non-core business operations which included a travel agency, graphic design division, employee leasing company, and an investment advisory firm. Approximately $1.0 million of these charges are related to the Company's investment in and advances to Coelho Associates LLC, a joint venture between the Company, a former director of the Company, and other parties. These changes represent the write off of the entire amount outstanding as of December 31, 1996.


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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(17) RESTRUCTURING AND NON-CORE EXPENSES (CONTINUED)

    At December 31, 1996, the Company had paid substantially all of the costs relating to the relocation and contract termination costs.


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

                   CROP GROWERS CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1996, 1995, AND 1994

(18) QUARTERLY RESULTS (CONTINUED)
    The charge to the allowance for doubtful accounts of $2.0 million was made in the fourth quarter as a result of management's ongoing review and analysis of the collectibility of outstanding receivables. The charge resulted from an increase in the volume of premium and policies serviced by the Company which increased the outstanding receivable and related allowance.

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


Dated: July 15, 1997            CROP GROWERS CORPORATION

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


             NAME                        POSITION                  DATE
------------------------------  --------------------------  -------------------

              *                 Chief Executive Officer
------------------------------    (principal executive         July 15, 1997
     Lawrence T. Martinez         officer) and Director

      /s/ DAVID E. HILL         Chief Financial Officer
------------------------------    (principal financial and     July 15, 1997
        David E. Hill             accounting officer)

              *
------------------------------  Director                       July 15, 1997
         Paul T. Horn

              *
------------------------------  Director                       July 15, 1997
       John M. Meuschke

              *
------------------------------  Director                       July 15, 1997
        Manuel Sanchez

              *
------------------------------  Director                       July 15, 1997
       Thomas M. Vertin

      /s/ DAVID E. HILL
------------------------------  Attorney-in-Fact               July 15, 1997
      *By: David E. Hill